Form 10-Q
period 2009-03-31
Velvet Rope Special Events, Inc.
filed 2009-05-13
CIK 1446140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2009
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________
Commission File Number: 333-154422
VELVET ROPE SPECIAL EVENTS, INC. (Name of small business issuer in its charter)
Delaware	80-0217073
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
10 Universal City Plaza, 20th Floor Universal City, CA 91608 (Address of Principal Executive Offices)
(310) 926-4001 (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [  ]   Accelerated Filer [  ]     Non-Accelerated Filer [  ]

Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

VELVET ROPE SPECIAL EVENTS, INC.
FORM 10-Q
March 31, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1 to F-11
Item 2.	Management’s Discussion and Analysis of Financial Condition	3
Item 3	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4.	Control and Procedures	6

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	7
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.	Defaults Upon Senior Securities	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
Item 5.	Other Information	7
Item 6.	Exhibits and Reports on Form 8-K	7

SIGNATURE		8

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Velvet Rope Special Events, Inc.

March 31, 2009 and 2008

VELVET ROPE SPECIAL EVENTS, INC.
BALANCE SHEETS

	March 31, 2009	June 30, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$363	$2,852
Prepaid rent	-	1,839

Total Current Assets	363	4,691

PROPERTY AND EQUIPMENT
PROPERTY AND EQUIPMENT - Original cost	2,788	-
Accumulated depreciation	(276)	-

PROPERTY AND EQUIPMENT, net	2,512	-

SOFTWARE
SOFTWARE - Original cost	1,845	-
Accumulated amortization	(306)	-

SOFTWARE, net	1,539	-

SECURITY DEPOSIT	1,452	-

Total Assets	$5,866	$4,691

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$-	$300
Advances from stockholder	-	1,887
Accrued professional fees	2,000	15,000

Total Current Liabilities	2,000	17,187

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.0001 par value: 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value: 100,000,000 shares authorized,
4,140,000 shares and 4,000,000 shares issued and outstanding, respectively	414	400
Additional paid-in capital	55,308	20,322
Accumulated deficit	(51,856)	(33,218)

Total Stockholders' Equity (Deficit)	3,866	(12,496)

Total Liabilities and Stockholders' Equity (Deficit)	$5,866	$4,691

See accompanying notes to the financial statements.

VELVET ROPE SPECIAL EVENTS, INC.
STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)

NET REVENUES	$16,065	$8,630

COST OF SERVICES	2,803	412

GROSS PROFIT	13,262	8,218

OPERATING EXPENSES:
Professional fees	6,370	-
General and administrative expenses	10,206	7,041

Total operating expenses	16,576	7,041

INCOME (LOSS) BEFORE INCOME TAXES	(3,314)	1,177

INCOME TAXES	-	-

NET INCOME (LOSS)	$(3,314)	$1,177

NET INCOME (LOSS) PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$0.00

Weighted common shares outstanding
- basic and diluted	4,140,000	3,920,000

See accompanying notes to the financial statements.

VELVET ROPE SPECIAL EVENTS, INC.
STATEMENTS OF OPERATIONS

	For the Nine Months	For the Nine Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)

NET REVENUES	$51,912	$31,530

COST OF SERVICES	22,689	17,531

GROSS PROFIT	29,223	13,999

OPERATING EXPENSES:
Professional fees	13,896	-
General and administrative expenses	32,365	12,149

Total operating expenses	46,261	12,149

INCOME (LOSS) BEFORE INCOME TAXES	(17,038)	1,850

INCOME TAXES	1,600	-

NET INCOME (LOSS)	$(18,638)	$1,850

NET INCOME (LOSS) PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$0.00

Weighted common shares outstanding
- basic and diluted	4,108,318	3,920,000

See accompanying notes to the financial statements.

VELVET ROPE SPECIAL EVENTS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED March 31, 2009
(UNAUDITED)

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, June 30, 2007	3,920,000	392	(392)	(1,651)	(1,651)

Net income for the period from July 1, 2007
through June 17, 2008				2,373	2,373

Balance, June 17, 2008	3,920,000	392	(392)	722	722

Reclassification of undistributed earnings
and losses as of June 17, 2008
to additional paid-in capital			722	(722)	-

Issuance of common stock for services	80,000	8	19,992		20,000

Net loss for the period from June 18, 2008
through September 30, 2008				(33,218)	(33,218)

Balance, June30, 2008	4,000,000	400	20,322	(33,218)	(12,496)

Issuance of common stock for cash
at $0.25 per share from August 21,
2008 through September 11, 2008	140,000	14	34,986		35,000

Net loss				(18,638)	(18,638)

Balance, March 31, 2009	4,140,000	$414	$55,308	$(51,856)	$3,866

See accompanying notes to the financial statements.

VELVET ROPE SPECIAL EVENTS, INC.
STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Nine Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(18,638)		$1,850

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation expense	276		-
Amortization expense	306		-
Changes in operating assets and liabilities:
Prepaid rent	1,839		(2,943)
Security deposit	(1,452)		-
Accounts payable	(300)		1,884
Accrued professional fees	(13,000)		-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(30,969)		791

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,788)		-
Purchases of software	(1,845)		-

NET CASH USED IN INVESTING ACTIVITIES	(4,633)		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (paid to) stockholder	(1,887)		(108)
Proceeds from sale of common stock	35,000		-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	33,113		(108)

NET CHANGES IN CASH	(2,489)		683

Cash at beginning of period	2,852		145

Cash at end of period	$363		$828

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-		$-
Taxes paid	$1,600	-	-

See accompanying notes to the financial statements.

Velvet Rope Special Events, Inc.

March 31, 2009 and 2008

Notes to the Interim Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Velvet Rope Special Events, Inc. (“VRSE” or the “Company”) was incorporated as a Subchapter S corporation on August 22, 2005 under the laws of the State of California.  It was converted into a C corporation, incorporated in the State of Delaware on June 17, 2008, in a transaction in which the newly-formed corporation issued an aggregate of 3,920,000 shares of common stock to the former stockholder of the S corporation for all of the issued and outstanding shares of the Company.  All shares were held by and all shares of common stock were issued to the Company’s President and Chief Executive Officer.  No cash consideration was paid.  No value was given to the shares issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.0001 par value and additional paid-in capital was recorded as a negative amount ($392).  The Company applied Topic 4B of the Staff Accounting Bulletins (“SAB”) issued by the United States Securities and Exchange Commission, by reclassifying all of the Company’s undistributed earnings and losses to additional paid-in capital as of June 17, 2008.  The accompanying financial statements have been prepared as if the Company had its corporate capital structure as of the first date of the first period presented.

The Company provides services in event planning, coordination, music, entertainment, floral, theme decor, theme props, sound, lighting, audio visual services, linens, fabrics, costumes, off-site catering, party rentals, video production, photography, invitations, graphics, destination management, signage and gifts.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2008 and notes thereto contained in the information filed as part of the Company’s Registration Statement filed on March 26, 2009, which was declared effective on April 8, 2009.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Significant estimates include the estimated useful lives of property and equipment, software copyright and technology.  Actual results could differ from those estimates.

Fiscal year end

The Company has elected a fiscal year ending on June 30.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Property and equipment

Property and equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from five (5) years to seven (7) years.  Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in consolidated statements of income and comprehensive income.  Leasehold improvements, if any, are amortized on a straight-line basis over the lease period or the estimated useful life, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Software

Software is recorded at cost and amortized on a straight-line basis over the software estimated useful life of three (3) years.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Impairment of long-lived assets

The Company follows Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for its long-lived assets.  The Company’s long-lived assets, which include property and equipment and software, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of March 31, 2009 or 2008.

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) for its financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, prepaid rent, accounts payable and accrued professional fees, approximate their fair values because of the short maturity of these instruments.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB No. 104 (“SAB No. 104”) for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv)  collectability is reasonably assured.

Stock-based compensation

The Company accounted for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) and the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18 “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services” (“EITF No. 96-18”) using the modified prospective method.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Income taxes

The Company was a Subchapter S corporation, until June 17, 2008 during which time the Company was treated as a pass through entity for federal income tax purposes.  Under Subchapter S of the Internal Revenue Code stockholders of an S corporation are taxed separately on their distributive share of the S corporation’s income whether or not that income is actually distributed.

Effective June 18, 2008, the Company follows Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2009 or 2008.

Recently issued accounting pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008.  Commencing with its annual report for the year ending June 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	Of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments.  The Company believes that SFAS 162 will have no impact on their existing accounting methods.

On December 30, 2008, FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, “ Employers’ Disclosures About Postretirement Benefit Plan Assets ”, which amends Statement of Financial Accounting Standards No. 132(R), “ Employers’ Disclosures About Pensions and Other Postretirement Benefits” (“SFAS No. 132(R)”) to require more detailed disclosures about plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets consistent with fair value hierarchy model described in SFAS No. 157, “ Fair Value Measurements ”. The Company does not anticipate that the adoption of this statement will have any effect on its financial condition and results of operations since it does not have any postretirement plans.

In April 2009, FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying

Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $51,856 at March 31, 2009, a net loss from operations of $18,638 and net cash used in operations of $30,969 for the interim period ended March 31, 2009, respectively.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – COMPUTER EQUIPMENT

Computer equipment, stated at cost, less accumulated depreciation at March 31, 2009 and June 30, 2008 consisted of the following:

	Estimated Useful Life (Years)	March 31, 2008	June 30, 2008
Computer equipment	5	$2,788	$-

		2,788	-
Less accumulated depreciation		(276)	(-)
		$2,512	$-

Depreciation expense for the interim period ended March 31, 2009 was $ 276.

NOTE 5 – SOFTWARE

Software, stated at cost, less accumulated depreciation at March 31, 2009 and June 30, 2008 consisted of the following:

	Estimated Useful Life (Years)	March 31, 2009	June 30, 2008
Software	3	$1,845	$-

		1,845	-
Less accumulated amortization		(306)	(-)
		$1,539	$-

Amortization expense for the interim period ended March 31, 2009 was $306.

NOTE 6 – ADVANCES FROM STOCKHOLDER

Advances from stockholder and chief executive officer at March 31, 2009 and June 30, 2008 consisted of the following:

	March 31, 2009	June 30, 2008
Advances from stockholder and chief executive officer	$-	$1,887

	$-	$1,887

The advances from stockholder and chief executive officer bear no interest and have no formal repayment terms.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common stock

Velvet Rope Special Events, Inc., a Subchapter S corporation incorporated on August 22, 2005 under the laws of the State of California, was converted into a C corporation, incorporated in the State of Delaware on June 17, 2008, in a transaction in which the newly-formed corporation issued an aggregate of 3,920,000 shares of common stock to the former stockholder of the S corporation for all of the issued and outstanding shares of the Company.  All shares were held by and all shares of common stock were issued to the Company’s President and Chief Executive Officer.  No cash consideration was paid.  No value was given to the shares issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.0001 par value and additional paid-in capital was recorded as a negative amount ($392).  The Company applied Topic 4B of the Staff Accounting Bulletins (“SAB”) issued by the United States Securities and Exchange Commission, by reclassifying all of the Company’s undistributed earnings and losses to additional paid-in capital as of June 17, 2008.

On June 18, 2008, the Company issued 80,000 shares of its common stock for service rendered valued at $20,000 (the estimated fair value on the date of grant).

For the period from August 21, 2008 through September 11, 2008, the Company sold 140,000 shares of its common stock at $0.25 per share to thirty-five (35) individuals for $35,000.

NOTE 8 – CONCENTRATIONS AND CREDIT RISK

Customer and Credit Concentrations

Credit concentrations at March 31, 2009 and June 30, 2008 and customer concentrations for the interim periods ended March 31, 2009 and 2008 are as follows:

	Net Sales for the Interim Periods Ended		Accounts receivable at
	March 31, 2009	March 31, 2008	March 31, 2009	June 30, 2008
Customer A	36.8%	77.1%	-%	-%
Customer B	28.9%	-%	-%	-%
Customer C	13.3%	-%	-%	-%

	79.0%	77.1%	-%	-%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Item 2 – Management’s Discussion and Analysis or Plan of Operation of Financial Condition and Results of Operations

References to “Company”, “we” or “us” refer to Velvet Rope Special Events, Inc., unless the context requires otherwise.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Factors That May Affect Future Results and Financial Condition.”

OVERVIEW

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB No. 104 (“SAB No. 104”) for revenue recognition.  The Company records revenue, when persuasive evidence of an arrangement exists, the service is rendered, the sales price to the customer is fixed or determinable and collectability is reasonably assured.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

The following table sets forth for the periods indicated certain statement of earnings data as a percentage of operating revenue:

	Nine Months Ended March 31, 2009 (Unaudited)	Nine Months Ended March 31, 2008 (Unaudited)
NET REVENUES	$ 51,912	$ 31,530
COST OF SERVICES	$ 22,689	$ 17,531
OPERATING EXPENSES	$ 46,261	$ 12,149
NET INCOME (LOSS)	$(18,638)	$ 1,850

Segment information

We report information about operating segments, as well as disclosures about our services, geographic areas and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance.

Our revenue base is derived from event planning. We have concluded that we have only one reportable segment, which is the event planning business.

CONTINUING OPERATIONS

Net Revenues

A summary of revenue generated for the nine months ended March 31, 2009 and 2008 is as follows:

	Nine Months Ended March 31, 2009 (Unaudited)	Nine Months Ended March 31, 2008 (Unaudited)
Net Revenue	$ 51,912	$ 31,530

Total revenue for the nine months ended March 31, 2009 was $51,912 compared to $31,530 for the nine months ended March 31, 2008. This represents an increase of $20,382 from that of the nine months ended March 31, 2008, or 64.6%. This increase reflects an increase in the number of corporate and social event services provided due to increased marketing initiatives and organic revenue growth from client referrals.

Cost of Services

	Nine Months Ended March 31, 2009 (Unaudited)	Nine Months Ended March 31, 2008 (Unaudited)
Cost of Services	$ 22,689	$ 17,531
% of Revenue	43.7%	55.6%

Total cost of services for nine months ended March 31, 2009 was $22,689 compared to $17,531 for the nine months ended March 31, 2008. This represents an increase of $5,158 from that of the nine months ended March 31, 2008, or 29.4%. This increase reflects an increase in the number of corporate and social event services provided. Expenses within cost of services included independent contractors, vendors, party rentals and party supplies.  As a percentage of revenue, cost of services improved to 43.7% for the nine months ended March 31, 2009 from 55.6% for the nine months ended March 31, 2008.  This improvement is due to better pricing of events and improved selection and pricing from vendors.

Gross Profit

	Nine Months Ended March 31, 2009 (Unaudited)	Nine Months Ended March 31, 2008 (Unaudited)
Gross Profit	$ 29,223	$ 13,999
% of Revenue	56.3%	44.4%

Gross profit increased by $15,224 for the nine months ended March 31, 2009 compared to the corresponding nine months in the prior year. The increase was primarily due to increased revenue and better pricing of events and improved selection and pricing from vendors.

Operating Expenses

	Nine Months Ended March 31, 2009 (Unaudited)	Nine Months Ended March 31, 2008 (Unaudited)
Operating Expenses	$ 46,261	$ 12,149
% of Revenue	89.1%	38.5%

Operating Expenses increased period over period due to increasing costs to fulfill the increased level of event services provided.  In addition, the company incurred additional costs related to it S-1 filing.

Operating Expenses due to increased activity grew from $12,149 for the nine months ended March 31, 2008 to $46,261 for the nine months ended March 31, 2009. We incurred 19,154 in costs related to our S-1 filing for the nine months ended March 31, 2009.  Operating expenses due to increased activity primarily increased period over period due to greater costs associated to travel, advertising, executive salary, telephone and website development.

Liquidity and Capital Resources

Since our inception, we have financed our operations through, loans and equity from our principal and funds generated by our business. From time to time, our majority stockholder and chief executive officer advance funds to the Company for our working capital needs. The advances from our majority stockholder and chief executive officer bear no interest and have no formal repayment terms. However, our majority stockholder and chief executive officer has no contractual obligations to fund our operations and there is no assurance that future funding may be available through advances or loans from or the sale of equity to our major stockholder and chief executive officer.  As of May 12, 2009, we had approximately $13,000 in cash, which may not be adequate to satisfy our ongoing working capital needs. During Fiscal Year 2009, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to keep the Company operating and support growth.

Net Cash Provided by (Used in) Operating Activities.

Net cash used by operating activities amounted to $(30,969) for the nine months ended March 31, 2009 compared to net cash provided in operating activities of $791 for the nine months ended March 31, 2008.  This change is primarily due to an increase in accrued expenses.

Net Cash Used by Investing Activities.

Net cash used by investing activities was $4,633 for the nine months ended March 31, 2009 compared to no investing activity in the nine months ended March 31, 2008.  The increase in investing activity was primarily due to computer and software purchases.

Net Cash Provided by Financing Activities.

Net cash received in financing activities was $33,113 for the nine months ended March 31, 2009 compared to net cash used in financing activities of $(108) for the nine months ended March 31, 2008. The increase in financing activities was primarily due to the private placement offering that took place from August through September 2008. A total of $35,000 was provided by the private placement.

Over the next twelve months we believe that our existing capital may not be sufficient to sustain our operations.   No assurance can be made that additional capital would be available, and if available it may take either the form of debt or equity. In either case, obtaining additional capital could have a negative impact on our financial condition and our shareholders.

Off Balance Sheet Arrangements

None.

Forward-Looking Statements

This prospectus contains forward-looking statements, which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Inflation

Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause interest rates, wages and other costs to increase which would adversely affect our results of operations unless event planning rates could be increased correspondingly. However, the effect of inflation has been minimal over the past two years.

Factors that may affect future results and financial condition

Our future operating results and financial condition are dependent on our ability to successfully provide event planning services to meet dynamic customer demand patterns. Inherent in this process are a number of factors that we must successfully manage in order to achieve favorable future operating results and financial condition. Potential risks and uncertainties that could affect future operating results and financial condition include, without limitation, the factors discussed below.

Our offices

Velvet Rope Special Events currently leases corporate office space in Universal City, CA to conduct basic business operations. Space requirements for the Company has been kept to a minimum: for social event clients, most meetings are conducted at restaurants, coffee houses, the client's home, facilities wishing to be used for the event, or over the phone.

For corporate clients, interactions often take place over the phone, via web-conference, or at the client’s place of business. The Company pays approximately $1,300 a month in rent on a month to month basis.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

Item 4 - Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and President, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commissions rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2009, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

Management's Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's management, including the Company's CEO, does not expect that the Company's disclosure controls and procedures or the Company's internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of March 31, 2009.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is not currently party to any legal proceedings.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 – Exhibits and Reports of Form 8-K

(a)    Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form S-1 File Number 333-154422.
3.2	Bylaws - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form S-1 File Number 333-154422.
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer and Principal Financial Officer.**
32.1	Section 1350 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.**

** Filed herewith

(b)    Reports of Form 8-K

None.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

VELVET ROPE SPECIAL EVENTS, INC.

Date: May 12, 2009	By:	/s/ Maneeja Noory
Maneeja Noory, President and CEO