Form 10-K
period 2009-06-30
Velvet Rope Special Events, Inc.
filed 2009-08-31
CIK 1446140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the year ended June 30, 2009

Commission file number: 333-154422

VELVET ROPE SPECIAL EVENTS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	80-0217073
State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization	Identification No.)

264 S. La Cienega Blvd, Ste. 700, Beverly Hills, CA 90211

(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (310) 926-4001

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_|   Accelerated Filer |_|   Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The number of shares outstanding of the registrant's common stock, $.0001 par value, as of August 31, 2009 was 4,140,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

VELVET ROPE SPECIAL EVENTS, INC.

Annual Report on Form 10-K

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements "within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1. BUSINESS

OUR BUSINESS

Velvet Rope Special Events, Inc. (“Velvet Rope Special Events”, “we”, “us” or the “Company”) was initially formed as a California Corporation in August 2005 and became a Delaware corporation in June 2008.

We are a full-service corporate and social event planning company, providing organizations and individuals the industry expertise needed to deliver the message or impression the client wants to communicate to their guests and attendees.  From weddings to corporate and social events, Velvet Rope helps define and execute the vision of its clients from the initial planning stages to event follow-up and success metrics.

With operations based in Los Angeles, California, the Company is headquartered in one of the most densely populated places in the world. A majority of our revenue is generated from regional markets, primarily Southern California.

Due to the recent credit crunch and economic downturn in the United States, the need for professional expertise in planning and executing successful events while streamlining costs is critical.  The Company, with a proven track record and list of vendor and industry contacts, is well positioned to capitalize on this opportunity within its current target market.

Velvet Rope Special Events has been in operations since August 22, 2005.  Since our inception, the appropriate people, repeatable business processes, and technology have been put in place with a goal to ensure financial stability and earnings growth.  Our mission is to provide professional event planning and related services to individuals and business within the Los Angeles metropolitan area.

From the very beginning, we have sought to work exclusively with professional, creative and hard-working vendors when hiring outside resources.  This has been coupled with comprehensive training programs to yield superior results and an ability to deliver on a client’s vision.

Client engagements always begin with an in-depth understanding of the organization’s or individual’s expectations and budgetary requirements, complete with a detailed survey analysis and several interviews before structuring an event.  This ensures that we have a true understanding of the client expectations and vision, with the goal of producing happy clients that will promote the Company’s brand.

Historical financial results indicate that income generated from social event planning and execution has represented approximately 40 percent of revenues with the remaining 60 percent of revenues coming from corporate events.  Management is currently looking to grow revenues by focusing client development on the corporate market.

Operating Overview

OPERATING PHILOSOPHY

We have a background in planning, organizing and overseeing events. Our success with events has stemmed from our commitment to our clientele. We are supported by vendors and professional support resources.

Our commitment is to enhance customer corporate event experience with staff, quality service and fair prices.

Our Services Are Perfect For:

    * Grand Openings

    * Business Outings

    * Business Meetings & Seminars

    * Trade Shows & Conventions

    * Fund-Raising Events

    * Promotional Events

    * Class Reunions

    * Corporate Parties

    * Weddings

We are members of:  "International Special Events Society” (ISES)

Membership to ISES, gives us instant access to certain special events resources. Members enjoy discounts, business opportunities and promotion, and tailored educational information.

●  Superior educational programming

●  Extensive resources

●  Peer interaction

The Company will need to identify emerging trends and integrate them into business operations, provide quality event consulting services, and continue to invest time and money in new services, marketing and advertising.

The Company’s intention is to add value to our target market, to improve our sales, gross margin, gross profit, and market share.

The Company’s operating philosophy is to position itself as a strategic ally with their clients, who are clients more than customers. By building a business based on long-standing relationships with satisfied clients, we will simultaneously build defenses against competition. The longer the relationship exists, the more the clients understand what they are offered and why they need it.

SERVICES AND PRODUCTS

The Company believes in a client-centered approach; their focus is to assure that every event is a success for the Company and  for the people who hire them.

To start a project, they learn about their client's strategic goals and/or their personal vision as well as define the event's audience, which may include family and friends for a social event, or employees, clients and/or media if it’s a corporate client. From that knowledge, they execute an event that is carried out to the smallest detail.

The Company’s option-based proposals give clients the opportunity to evaluate a wide range of services at various levels to fit their budget. The proposals are prepared to adjust budget selections when the budget is flexible to provide options and alternatives when requested.

This client-centered approach allows Velvet Rope to team up with their clients to help them execute an event.

For corporate clients, whether the venue is a vacant office space or a tent in a parking lot, Velvet Rope has the expertise to manage the logistics of working on-site events and the knowledge of current fire codes, internal resources and external services. Whether a client’s goal is to save money, increase productivity, build strong attendance or change the dynamics of their workplace, Velvet Rope can transform the venue into something special.

Working with a team of professionals, Velvet Rope can obtain the best selection of services and maximize the client’s budget to deliver a polished event that reflects the client’s vision.

Velvet Rope Special Events manages all components of an event with a variety of options which make each event memorable and unique:

Strategic Planning & Theme Development

●  Strategic planning session to understand client’s vision

●  Budget analysis and projection

●  Theme mapping to event design, venue selection, food and services, etc.

Event Design

●  Décor and theme props

●  Event layouts, renderings, CAD design

●  Communications, details and event marketing

Event Selections

●  Venue

●  Catering

●  Entertainment

●  Promotional design and gift items

Event Logistics

●  Tents and rentals

●  Staffing

●  Security

●  Valet

●  Production

●  Transportation

●  Printing, signage

●  Registration

Technical Production Services

●  PowerPoint or other presentations

●  Lighting

●  Audio

●  Video tape for distribution, webcast or archive

●  Video playback

The Industry

Velvet Rope Special Events continues to conduct industry analysis to stay current on the nature and dynamics of the industry. This process helps management develop insight and devise sustainable business and marketing strategies.

Individual and social events such as weddings represent approximately 40% of the Company’s revenues.  To capture industry trends and benchmarks in the special event planning market, data related to weddings in the United States was analyzed.  Weddings represent a majority of money spent in the special events market, making them a good indicator of overall trends and future opportunities in this market.

According to the 2008 Wedding Industry Trends Report, (available free of charge on The Wedding Report website located at www.theweddingreport.com) the actual number of weddings held in the U.S is projected to grow from approximately 2,206,600 in 2007 to 2,244,811 in 2013.  The average cost per wedding is projected to grow from $28.7K to $33.6K from CY 2007 to CY 2013.  In addition, over 80% of weddings in the United States are under $28.7K

Private organizations make up approximately 60% of the Company’s revenues, and are also one of the growth areas Management is looking to focus on. Private organizations such as businesses, corporations, and political parties host the most events on the largest scales; these events typically generate larger revenues per event. The majority of larger scale holiday functions will fall under this segment.

In addition to private business, Government agencies host many events every year.  These events are moderate in scale with middle to low revenues generated. Emphasis is placed on the visibility of the event for public viewing. The majority of organizational family functions will fall under this segment.

According to the FutureWatch 2008 (available free of charge on the Meeting Professionals International website located at www.mpiweb.org) corporate event planning report which surveys over 1,600 meeting professionals, respondents provided a portrait of an industry that is strong, thriving and moving quickly to meet a variety of internal and external challenges.  In addition, findings pointed to less than one-fifth of meetings business is predicted to be outsourced in 2008, but the total will still represent a 13% increase in volume and a 13% increase in spending over 2007.  Buyers are three times as likely to outsource logistics and meeting services, as opposed to broader meetings strategy development.  This is all good news for 3rd party corporate event planners.

Not only are companies looking to outsource more of their corporate events coupled with an increase in their budgets, but they are also looking to centralize their plans globally. According to the FutureWatch 2008 report, the meetings and events industry is globalizing rapidly. Although the majority of FutureWatch 2008 respondents work for organizations with operations in only one country, 20% expect their global reach to expand over the next year. And companies with the widest spheres of operations are most likely to expand - 57% of respondents in organizations with offices in six or more countries expect expansion in 2008.

In summary, individuals, business organizations, and government institutions are looking to event planners to help them stretch their event budgets, and take over additional activities and services traditionally kept in-house.  Individuals are looking for innovation and creativity in event planners, helping to make social events and weddings a unique and stress-free experience.

Corporations need to motivate their customers, employees, and partners with more and exciting events that drive costs and personnel efficiencies.  Technology will continue to play a great role in standardizing processes on a global scale. Corporate clients are learning that to be successful they must focus on their core competencies, and outsource the rest. These demands will widen the gap between the growing event planning firms and those that will ultimately lose market share.

Customers

Three (3) customers accounted for 62.2% and 80.5% of total sales for the fiscal years ended June 30, 2009 and 2008, respectively.  A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Competition

The market for event planning and services is generally highly fragmented.  Our primary competition comes from prospective clients choosing to self plan their event without using professional consulting or assistance.  In order to compete with self planned events the company must provide a unique event which in turn is cost effective.  Competition on corporate events can also come from in-house staff that coordinates such events.   We also have competition from a number of private companies involved in the business of event planning. We are also aware that other companies offer services with some or many features similar to those that we offer.  Through unique ideas and a core group of professional vendors and independent contractors we feel that our company can maintain a competitive edge within our target market.

MARKETING STRATEGY

Velvet Rope Special Events developed its sales and marketing strategy by analyzing its own internal strengths and then analyzing current market conditions.

The overall marketing plan for the Company’s service is based on the following fundamentals:

●       The segment of the market(s) planned to reach.

●       Share of the market expected to capture over a fixed period of time.

In addition to standard advertisement practices, Velvet Rope Special Events has gained recognition through these additional promotional mediums:

●

Internet Marketing Campaigns – All sales associates’ database contacts generated which allows the company to maintain periodic contact with prospective clients via e-mail.  In addition, the company has advertised its services on industry specific websites.

●

Sales Brochure – The Company frequently mails its brochure to prospective customers from a database of contacts paid for from the Los Angeles Chamber of Commerce.

●

Local Media – The Company places adds within local trade publications to create awareness to the services the company provides.

●

Sales Force – The principal shareholder, Ms. Noory is the primary sales generator for the company.  In addition to Ms. Noory, the company has one (1) independent contractor sales representatives who works on a commission only basis.  The company also cross markets its services with key vendors.

The above efforts have helped drive our increased revenue to date. The above marketing strategies are implemented on an ongoing basis.

RESEARCH AND DEVELOPMENT

None.

Employees

As of August 31, 2009, we had 1 part-time employee. The employee is not represented by a labor union and we believe that our relationship with our employee is good.

OUR OFFICES

Velvet Rope Special Events currently leases corporate office space in Beverly Hills, CA to conduct basic business operations.  Space requirements for the Company has been kept to a minimum: for social event clients, most meetings are conducted at restaurants, coffee houses, the client's home, facilities wishing to be used for the event, or over the phone.  For corporate clients, interactions often take place over the phone, via web-conference, or at the client’s place of business.

Available Information

Our website address is www.vrspecialevents.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge with written request  our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC. The website address is www.sec.gov.

Item 1A. RISK FACTORS

In addition to the other information provided in this report, you should carefully consider the following factors in evaluating our business, operations and financial condition. Additional risks and uncertainties not presently known to us that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, such as competitive conditions, may also impair our business operations.

The occurrence of any of the following risks could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR BUSINESS

We may not be able to continue as a going concern and if we do not our stock may become worthless. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $51,557 at June 30, 2009, net loss from operations and net cash used in operations of $18,339 and $24,880 for the fiscal year then ended.  While the Company is attempting to produce sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations.  Management will continue to make efforts to increase revenues by operating at higher levels.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

If we do not receive additional funding to expand operations the value of our stock could be adversely affected.  As of June 30, 2009, we had cash of approximately $6,452.  We estimate that such cash reserves are not sufficient to fund our daily operations. To fund our daily operations we must raise additional capital.  No assurance can be given that we will receive additional funds required to fund our daily operations.  In addition, in the absence of the receipt of additional funding we may be required to scale back current operations.

Our officer has no experience in managing a public company.  Our sole officer has no previous experience in managing a public company and we do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

We do not presently have a Chief Financial Officer.  Our CEO does not have any experience as a chief financial officer (“CFO”).  While we are seeking to hire a CFO, we may not be successful in these efforts.  In the absence of a CFO we will be unable to fully implement internal controls and procedures required of a public corporation.  As a result we may become subject to regulatory inquiries and reviews which may hamper our ability to move forward with our business.

We do not have any independent directors.   Our sole officer, Ms. Noory, is our sole director and there is no director who is independent of management.  We are continuing our efforts to attract independent directors, but until we do so conflicts between the interests of Ms. Noory and our other shareholders will be resolved solely by Ms. Noory and this may prove detrimental to the interests of our other shareholders.

Our officer does not have an employment agreement with us and could cease working for us at any time causing us to cease our operations.  Our sole officer does not have an employment agreement with us.  In the absence of an employment agreement with a restrictive covenant on the part of the employee, our officer could leave us at any time or commence working for a competitive company.  Furthermore, California law, under which we operate, may cast substantial doubt on the enforceability of any restrictive covenant that we may obtain from our sole officer in the future.  Accordingly, the continued services of our sole officer cannot be assured. If Ms. Noory were to cease working for us, we would have to cease operations.

There is the risk of personal injuries and accidents in connection with our planned events, which could subject us to personal injury or other claims and increase our expenses.  There are inherent risks involved with producing events. As a result, personal injuries and accidents have, and may, occur from time to time, which could subject us to claims and liabilities for personal injuries. Incidents in connection with our events at any venues that we rent could also result in claims, reducing operating income.  While we maintain insurance polices that provide coverage within limits that are sufficient, in management’s judgment, to protect us from material financial loss for personal injuries sustained by persons at our venues or accidents in the ordinary course of business, there can be no assurance that such insurance will be adequate at all times and in all circumstances.

Our revenues depend in part on the success of our marketing campaigns, and there can be no assurance that such advertising, promotional and other marketing campaigns will be successful or will generate revenue or profits.  Similar to many companies, we spend amounts on advertising, promotional and other marketing campaigns for securing events and other business activities. Such marketing activities include, among others, internet marketing campaigns, sales brochure, direct mail and local media. During Fiscal Year 2009, we spent approximately 3.0% of our revenue on marketing, including advertising, and there can be no assurance that such advertising, promotional and other marketing campaigns will be successful or will generate revenue or profits.

Dependence on Key Customers.  Three (3) customers accounted for 62.2% and 80.5% of total sales for the fiscal years ended June 30, 2009 and 2008, respectively.  A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Our business is subject to general economic and business factors that are largely out of our control, any of which could have a material adverse effect on our operating results.  We are also affected by recessionary economic cycles as clients are less likely to engage a professional event planner and substitute such services by self planning events.  Economic conditions may adversely affect our clients and their ability to pay for our services or to host events. If fewer and smaller events become a trend, this may negatively impact our operations.

Our success depends to a large extent upon the continued services of key managerial employees and our ability to attract and retain qualified personnel.  Specifically, we are highly dependent on the ability and experience of our key employee, Maneeja Noory. The loss of Ms. Noory, the principal owner of the Company, would present a significant setback for us and could impede the implementation of our business plan. Our success depends upon the continued contributions of our key staff and skilled employees, many of whom would be extremely difficult to replace. Competition for skilled employees in the industry is intense. If we are unable to retain our existing key staff or skilled employees, or hire and integrate new key staff or skilled employees, our operating results would likely be harmed. There is no assurance that we will be successful in acquiring and retaining qualified personnel to execute our current plan of operations.

The ability of our president to control our business will limit minority shareholders' ability to influence corporate affairs.  Our president, Maneeja Noory, owns 3,920,000 or 95% of our 4,140,000 issued and outstanding shares. Even if she were to sell all of her shares that are covered by this prospectus, she would still own 3,590,000 shares or 87% of our issued and outstanding shares. Because of her stock ownership, our president will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because she may institute or undertake transactions, policies or programs that result in losses may not take any steps to increase our visibility in the financial community and/ or may sell sufficient numbers of shares to significantly decrease our price per share.

Our industry is fragmented and competitive.   The corporate and social event planning industry is highly competitive and fragmented. The Company expects competition to intensify in the future. We compete with numerous regional and local event planning companies, many of which have substantially greater financial, managerial and other resources than those presently available to us. Numerous well-established companies are focusing significant resources on providing event marketing, design and planning services that will compete with our services. No assurance can be given that we will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices we can charge for our products and services, will not impact our results. In the event that we cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures will have a material adverse effect on our business, results of operations and financial condition and the price of our shares in any market that might develop.

Risks Related to Our Common Stock

Currently, there is no public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.  Prior to the date of this prospectus, there has not been any established trading market for our common stock, and there is currently no public market whatsoever for our securities.  Spartan Securities Group Ltd.  filed an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTC Bulletin Board ("OTCBB") maintained by FINRA commencing upon the effectiveness of our registration statement of which this prospectus is a part.  We have obtained the symbol VELV, but no active trading market has developed.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors. In addition, our common stock has not been and is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception, and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.  Because of the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in these securities. See "Plan of Distribution" subsection entitled "Selling Shareholders and any purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions."

Our Board of Directors is authorized to issue shares of preferred stock, which may have rights and preferences detrimental to the rights of the holders of our common shares. We are authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value. As of the date of this prospectus, we have not issued any shares of preferred stock. Our preferred stock may bear such rights and preferences, including dividend and liquidation preferences, as the Board of Directors may fix and determine from time to time. Any such preferences may operate to the detriment of the rights of the holders of the common stock being offered hereby.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors. Our articles of incorporation and applicable Delaware law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us, therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors are likely to materially reduce the market and price for our shares, if such a market ever develops.

Any market that develops in shares of our common stock will be subject to the penny stock restrictions which will create a lack of liquidity and make trading difficult or impossible. SEC Rule 15g-9 (as most recently amended and effective on September 12, 2005) establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects the market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker-dealer approve a person's account for transactions in penny stocks and the broker-dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker-dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker-dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

●	the basis on which the broker-dealer made the suitability determination, and
●	that the broker-dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

We do not intend to pay dividends on our common stock.  We have not paid any dividends on our common stock to date and there are no plans for paying dividends on the common stock in the foreseeable future.

We intend to retain earnings, if any, to provide funds for the implementation of our business plan. We do not intend to declare or pay any dividends in the foreseeable future. Therefore, there can be no assurance that holders of our common stock will receive any additional cash, stock or other dividends on their shares of our common stock until we have funds which the Board of Directors determines can be allocated to dividends.

If a market develops for our shares, sales of our shares relying upon rule 144 may depress prices in that market by a material amount.  All of the outstanding shares of our common stock are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB (if and when listed thereon) is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of revisions to Rule 144 which became effective on or about February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of one year. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Any trading market that may develop may be restricted by virtue of state securities "Blue Sky" laws which prohibit trading absent compliance with individual state laws.  These restrictions may make it difficult or impossible to sell shares in those states. There is no public market for our common stock, and there can be no assurance that any public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "Blue Sky" laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the “Blue Sky” laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state “Blue Sky” law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend and may not be able to qualify securities for resale in approximately 17 states which do not offer manual exemptions and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

None.

Item 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last three months of the period covered by this report.

PART II

Item 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Our common stock was included in the Nasdaq Over-the-Counter Bulletin Board ("OTCBB") under the symbol "VELV" commencing on April 22, 2009.

We do not believe there has been any trading in our stock, nor that any market makers are currently submitting quotations. . Our common stock has yet to trade on the OTCBB. As of August 31, 2009 we had approximately 37 record and beneficial stockholders.

Dividend policy

We have never declared or paid a cash dividend on our common stock. It has been the policy of our board of directors to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements and other factors deemed relevant by our board of directors.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following is a summary of our selected financial data for the years ended June 30, 2009, 2008 and 2007. The financial data has been derived from our audited financial statements and accompanying notes.

The selected financial data set forth below should be read together with, and are qualified by reference to, the "Management's Discussion and Analysis of Financial condition and Results of Operations" section of this report and our audited financial statements and accompanying notes included elsewhere in this report.

	Fiscal Year ended June 30,
Statement of Operations Data:	2009	2008	2007

Gross revenues	$ 89,384	$ 47,155	$ 8,100
Cost of services	32,810	26,345	5,553

Gross profit	56,574	20,810	2,547

Operating expenses	74,913	51,655	4,198

Net loss	($ 18,339)	($ 30,845)	($ 1,651)

Net loss per share, Basic and diluted
Continuing operations	($ 0.00)	($0.01)	($0.00)

	As at June 30,
Balance Sheet Data:	2009	2008

Cash	$ 6,452	$ 2,852
Prepaid rent	-	-
Property, equipment and software, net	3,760	-
Security deposit	1,453	-
Total assets	11,665	2,852
Total liabilities	7,500	17,187
Accumulated deficit	(51,557)	(33,218)
Stockholders' equity (deficit)	4,165	(12,496)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary statement identifying important factors that could cause our actual results to differ from those projected in forward looking statements.

Readers of this report are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of our plans and objectives with respect to business transactions and enhancement of shareholder value, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about our business prospects.

This report also identifies important factors, which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the factors discussed under the heading "Risk Factors" beginning at page 9 of this report.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this report.

Plan of Operation

Our plan of operation for 2009 is to continue being a full-service corporate and social event planning company, providing organizations and individuals the industry expertise needed to deliver the message or impression the client wants to communicate to their guests and attendees.

Results of Operations

Comparison of 2009 vs 2008

The following table represents certain statement of operation data as a percentage of net revenues:

	2009	2008

Gross revenues	100.0%	100.0%
Cost of services	36.7	55.9

Gross profit	63.3	44.1

Operating expenses	83.8	109.5

Net loss	(20.5%)	(65.4%)

Revenues

Total revenue for the fiscal year ended June 30, 2009 was $89,384 compared to $47,155 for the fiscal year ended June 30, 2008. This represents an increase of $42,229 from that of the fiscal year ended June 30, 2008, or 89.6%. This increase reflects an increase in the number of corporate and social event services provided due to increased marketing initiatives and organic revenue growth from client referrals.  Social events accounted for 40% of total 2009 revenues and grew by 70% over 2008. Corporate events accounted for 60% of total 2009 revenue. It is unknown at this time if this trend will continue.

Cost of services

Total cost of services for fiscal year ended June 30, 2009 was $32,810 compared to $26,345 for the fiscal year ended June 30, 2008. This represents an increase of $6,465 from that of the fiscal year ended June 30, 2008, or 24.5%. This increase reflects an increase in the number of corporate and social event services provided. Expenses within cost of services included independent contractors, vendors, party rentals and party supplies.  As a percentage of revenue, cost of services improved to 36.7% for the fiscal year ended June 30, 2009 from 55.9% for the fiscal year ended June 30, 2008.  This improvement is due to better pricing of events and improved selection and pricing from vendors.

Operating expenses

Operating Expenses increased period over period due to increasing costs to fulfill the increased level of event services provided.  In addition, the company incurred additional costs related to its S-1 filing. Operating Expenses due to increased activity grew from $16,655 for the fiscal year ended June 30, 2008 to $47,267 for the fiscal year ended June 30, 2009.

Comparison of 2008 vs. 2007

The following table represents certain statement of operation data as a percentage of net revenues:

	2008	2007

Gross revenues	100.0%	100.0%
Cost of services	36.7	55.9

Gross profit	63.3	44.1

Operating expenses	83.8	109.5

Net loss	(20.5%)	(65.4%)

Revenues

Total revenue for the fiscal year ended June 30, 2008 was $47,155 compared to $8,100 for the fiscal year ended June 30, 2007. This represents an increase of $39,055 from that of the fiscal year ended June 30, 2007, or 482%. This increase reflects an increase in the number of corporate and social event services provided due to increased marketing initiatives and organic revenue growth from client referrals. There were no corporate events in 2007. Social events accounted for 40% of total 2008 revenues and grew by 150% over 2007. Corporate events accounted for 60% of total 2008 revenue. It is unknown at this time if this trend will continue.

Cost of services

Total cost of services for fiscal year ended June 30, 2008 was $26,345 compared to $5,553 for the fiscal year ended June 30, 2007. This represents an increase of $20,792 from that of the fiscal year ended June 30, 2007, or 374%. This increase reflects an increase in the number of corporate and social event services provided. Expenses within cost of services included independent contractors, vendors, party rentals and party supplies.  As a percentage of revenue, cost of services improved to 55.9% for the fiscal year ended June 30, 2008 from 68.5% for the fiscal year ended June 30, 2007.  This improvement is due to better pricing of events and improved selection and pricing from vendors.

Operating expenses

Operating Expenses increased period over period due to increasing costs to fulfill the increased level of event services provided.  In addition, the company incurred additional costs related to its S-1 filing. Operating Expenses due to increased activity grew from $4,198 for the fiscal year ended June 30, 2007 to $16,655 for the fiscal year ended June 30, 2008. We incurred $35,000 in costs related to our S-1 filing in 2008.

Trends and uncertainties

The market for event planning and services is generally highly fragmented.  Our primary competition comes from prospective clients choosing to self plan their event without using professional consulting or assistance.  In order to compete with self planned events the company must provide a unique event which in turn is cost effective.  Competition on corporate events can also come from in-house staff that coordinates such events.   We also have competition from a number of private companies involved in the business of event planning. We are also aware that other companies offer services with some or many features similar to those that we offer.  Through unique ideas and a core group of professional vendors and independent contractors we feel that our company can maintain a competitive edge within our target market.

For the fiscal year ended June 30, 2009, we increased gross revenues from $47,155 to $89,384 and had net loss of $18,339 as compared with $30,845 in the prior year. As of June 30, 2009, we had an accumulated deficit of $51,557 compared to $33,218 at June 30, 2008. Factors that could adversely affect our operating results include:

● the success of Velvet Rope in expanding its business operations; and

● changes in general economic conditions.

Depending on our ability to generate revenues, we may require additional funds to expand our business operations and for working capital and general corporate purposes. Any additional equity financing may be dilutive to stockholders, and debt financings may involve restrictive covenants that further limit our ability to make decisions that we believe will be in our best interests. In the event we cannot obtain additional financing on terms acceptable to us when required, our ability to expand our operations may be materially adversely affected.

Liquidity and capital resources

During the past two (2) years, our sources for cash have been cash flow generated from operations and available borrowings from the majority stockholder.

At June 30, 2009, we had liquid assets of approximately $6,452. Available cash is used to reduce borrowings on our line of credit.

Inflation and changing prices had no material impact on our revenues or the results of operations for the fiscal year ended June 30, 2009.

Critical Accounting Policies

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 2 of the Notes to the Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The most significant areas involving our estimates and assumptions are described below. Actual results could differ materially from our estimates under different assumptions or conditions.

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

Recently Issued Accounting Standards

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the fiscal year ending June 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

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

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

In May 2009, FASB issued FASB Statement No. 165 “Subsequent events” (“SFAS No. 165”) to be effective for the interim or annual financial periods ending after June15, 2009.  SFAS No. 165 The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Statement sets forth: 1. The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. 2.  The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. 3. The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The effect of adoption of SFAS No. 165 on the Company’s financial position and results of operations is not expected to be material.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

We do not have any contractual obligations.

Item 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 8. FINANCIAL STATEMENTS

Velvet Rope Special Events, Inc.

June 30, 2009 and 2008

Index to Financial Statements

Contents

            Page(s)

Report of Independent Registered Public Accounting Firm

19

Balance Sheets

20

Statements of Operations

21

Statement of Stockholders’ Equity (Deficit)

22

Statements of Cash Flows

23

Notes to the Financial Statements

24-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Velvet Rope Special Events, Inc.

Beverly Hills, California

We have audited the accompanying balance sheets of Velvet Rope Special Events, Inc. (“VRSE” or the “Company”) as of June 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had an accumulated deficit and a net loss for the fiscal year ended June 30, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

August 11, 2009

VELVET ROPE SPECIAL EVENTS, INC.
BALANCE SHEETS

	June 30, 2009	June 30, 2008

ASSETS
CURRENT ASSETS:
Cash	$6,452	$2,852
Prepaid rent	-	1,839

Total Current Assets	6,452	4,691

PROPERTY AND EQUIPMENT
Property and equipment - original cost	2,788	-
Accumulated depreciation	(414)	-

PROPERTY AND EQUIPMENT, net	2,374	-

SOFTWARE
Software - original cost	1,845	-
Accumulated amortization	(459)	-

SOFTWARE, net	1,386	-

SECURITY DEPOSIT	1,453	-

Total Assets	$11,665	$4,691

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$-	$300
Advances from stockholder	-	1,887
Accrued professional fees	7,500	15,000

Total Current Liabilities	7,500	17,187

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.0001 par value: 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value: 100,000,000 shares authorized,
4,140,000 shares and 4,000,000 shares issued and outstanding, respectively	414	400
Additional paid-in capital	55,308	20,322
Accumulated deficit	(51,557)	(33,218)

Total Stockholders' Equity (Deficit)	4,165	(12,496)

Total Liabilities and Stockholders' Equity (Deficit)	$11,665	$4,691

See accompanying notes to the financial statements.

VELVET ROPE SPECIAL EVENTS, INC.

STATEMENTS OF OPERATIONS

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	June 30, 2009	June 30, 2008

NET REVENUES	$89,384	$47,155

COST OF SERVICES	32,810	26,345

GROSS PROFIT	56,574	20,810

OPERATING EXPENSES:
Professional fees	27,646	35,000
General and administrative expenses	47,267	16,655

Total operating expenses	74,913	51,655

LOSS BEFORE INCOME TAXES	(18,339)	(30,845)

INCOME TAXES	-	-

NET LOSS	$(18,339)	$(30,845)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.01)

Weighted common shares outstanding
- basic and diluted	4,116,214	3,922,624

See accompanying notes to the financial statements.

VELVET ROPE SPECIAL EVENTS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE FISCAL YEAR ENDED JUNE 30, 2009

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, June 30, 2007	3,920,000	$392	$(392)	$(1,651)	$(1,651)

Net income for the period from July 1, 2007
through June 17, 2008				2,373	2,373

Balance, June 17, 2008	3,920,000	392	(392)	722	722

Reclassification of undistributed earnings
and losses as of June 17, 2008
to additional paid-in capital			722	(722)	-

Issuance of common stock for services	80,000	8	19,992		20,000

Net loss for the period from June 18, 2008
through September 30, 2008				(33,218)	(33,218)

Balance, June30, 2008	4,000,000	400	20,322	(33,218)	(12,496)

Issuance of common stock for cash
at $0.25 per share from
August 21, 2008 through
September 11, 2008	140,000	14	34,986		35,000

Net loss				(18,339)	(18,339)

Balance, June 30, 2009	4,140,000	$414	$55,308	$(51,557)	$4,165

See accompanying notes to the financial statements.

VELVET ROPE SPECIAL EVENTS, INC.

STATEMENTS OF CASH FLOWS

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	June 30, 2009	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,339)	$(30,845)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation expense	414	-
Amortization expense	459	-
Changes in operating assets and liabilities:
Prepaid rent	1,839	(1,839)
Security deposit	(1,453)	-
Accounts payable	(300)	300
Accrued professional fees	(7,500)	15,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(24,880)	2,616

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,788)	-
Purchases of software	(1,845)	-

NET CASH USED IN INVESTING ACTIVITIES	(4,633)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (paid to) stockholder	(1,887)	91
Proceeds from sale of common stock	35,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	33,113	91

NET CHANGES IN CASH	3,600	2,707

Cash at beginning of year	2,852	145

Cash at end of year	$6,452	$2,852

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Taxes paid	$1,600	$-

See accompanying notes to the financial statements.

Velvet Rope Special Events, Inc.

June 30, 2009 and 2008

Notes to the Financial Statements

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Impairment of long-lived assets

The Company follows Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for its long-lived assets.  The Company’s long-lived assets, which include property and equipment and software, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of June 30, 2009 or 2008.

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Financial Accounting Standards Board (“FASB”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments.  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.  The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid rent and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal years then ended.

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

Stock-based compensation and equity instruments issued to other than employees for acquiring goods or services

The Company accounted for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method for transactions in which the Company obtains employee services in share-based payment transactions and the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18 “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services” (“EITF No. 96-18”) for share-based payment transactions with parties other than employees provided in SFAS No. 123R.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2009 or 2008.

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

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

In May 2009, FASB issued FASB Statement No. 165 “Subsequent events” (“SFAS No. 165”) to be effective for the interim or annual financial periods ending after June15, 2009.  SFAS No. 165 The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Statement sets forth: 1. The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. 2.  The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. 3. The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The effect of adoption of SFAS No. 165 on the Company’s financial position and results of operations is not expected to be material.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $51,557 at June 30, 2009, a net loss from operations of $18,339 and net cash used in operations of $24,880 for the fiscal year ended June 30, 2009, respectively.

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

NOTE 4 – COMPUTER EQUIPMENT

Computer equipment, stated at cost, less accumulated depreciation at June 30, 2009 and 2008 consisted of the following:

	Estimated Useful Life (Years)	June 30, 2009	June 30, 2008
Computer equipment	5	$2,788	$-

		2,788	-
Less accumulated depreciation		(414)	(-)
		$2,374	$-

Depreciation expense for the fiscal year ended June 30, 2009 was $ 414.

NOTE 5 – SOFTWARE

Software, stated at cost, less accumulated depreciation at June 30, 2009 and 2008 consisted of the following:

	Estimated Useful Life (Years)	June 30, 2009	June 30, 2008
Software	3	$1,845	$-

		1,845	-
Less accumulated amortization		(459)	(-)
		$1,386	$-

Amortization expense for the fiscal year ended June 30, 2009 was $459.

NOTE 6 – ADVANCES FROM STOCKHOLDER

Advances from stockholder at June 30, 2009 and 2008 consisted of the following:

	June 30, 2009	June 30, 2008
Advances from stockholder and chief executive officer	$-	$1,887

	$-	$1,887

The advances from stockholder bear no interest and was repaid in June 2009.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

NOTE 8 – INCOME TAXES

Deferred tax assets

At June 30, 2009, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $51,557 that may be offset against future taxable income through 2029.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $17,529 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $17,529.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $6,235 and $11,294 for the year ended June 30, 2009 and for the period from June 18, 2008 (the Date of the conversion from Subchapter S Corporation to C Corporation) through June 30, 2008, respectively.

Components of deferred tax assets at June 30, 2009 and 2008 are as follows:

	June 30, 2009	June 30, 2008
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$17,529	11,294
Less valuation allowance	(17,529)	(11,294)
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended June 30, 2009	For the Period from June 18, 2008 through June 30, 2008

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)
Effective income tax rate	0.0%	0.0%

NOTE 9 – CONCENTRATIONS AND CREDIT RISK

Customer and Credit Concentrations

Credit concentrations at June 30, 2009 and 2008 and customer concentrations for the fiscal year ended June 30, 2009 and 2008 are as follows:

	Net Sales for the Fiscal Year Ended		Accounts receivable at
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Charles	15.2%	-%	-%	-%
Jina	-%	17.4%	-%	-%
Humira	22.6%	-%	-%	-%
Neutrogena	22.9%	51.9%	-%	-%
Paradigm	16.7%	-%	-%	-%
Sepideh	-%	11.2%	-%	-%

	77.4%	80.5%	-%	-%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date but before financial statements were available to be issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A. CONTROLS AND PROCEDURES

Our Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position
Maneeja Noory	28	President, Chief Executive Officer

Maneeja Noory has been Chief Executive Officer and a Director of the Company since its inception.

Committees of the Board of Directors

Our board of directors has an audit committee and a compensation committee. The audit committee reviews the scope and results of the audit and other services provided by our independent accountants and our internal controls. The compensation committee is responsible for the approval of compensation arrangements for our officers and the review of our compensation plans and policies. Each committee is comprised of Ms. Noory.

Audit Committee Matters

Under its charter, the audit committee must pre-approve all engagements of our independent auditor unless an exception to such pre-approval exists under the Exchange Act or the rules of the Securities and Exchange Commission (SEC). Each year, the independent auditor's retention to audit our financial statements, including the associated fee, is approved by the committee before the filing of the preceding year's annual report on Form 10-K. At the beginning of the fiscal year, the audit committee will evaluate other known potential engagements of the independent auditor, including the scope of the work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from Management. At each subsequent committee meeting, the committee will receive updates on the services actually provided by the independent auditor, and Management may present additional services for approval. Typically, these would be services such as due diligence for an acquisition that would not have been known at the beginning of the year.

Since the May 6, 2003 effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Li & Company, PC was approved in advance by the audit committee, and none of those engagements made use of the de minimus exception to pre-approval contained in the SEC's rules.

Our board has determined that the chairman of the audit committee, Ms. Noory, is an "audit committee financial expert," as that term is defined in Item 407(d)(5) of Regulation S-K, and "independent" for purposes of current and recently-adopted Nasdaq listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934.

Code of Ethics

We have adopted a code of ethics that applies to our Principal Executive Officer, Principal Financial Officer and other persons performing similar functions.

Section 16(a) beneficial ownership reporting compliance

We are not yet subject to 16(a) as we are registered under section 15(d) of the Exchange Act rather than Section 13.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the year ended June 30, 2009 earned by or paid to our president  and chief executive officer in 2009  (the "named executive officers").

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Maneeja Noory,	2009	$5,540	$0	$5,540
President and Chief Executive Officer

Indemnification Arrangements

Our Certificate of Incorporation provides that we indemnify and hold harmless each of our directors and officers to the fullest extent authorized by the Delaware General Corporation Law, against all expense, liability and loss (including attorney's fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith.

Our Certificate of Incorporation also provides that a director will not be personally liable to us or to our stockholders for monetary damages for breach of the fiduciary duty of care as a director. This provision does not eliminate or limit the liability of a director:

● for breach of his or her duty of loyalty to us or to our stockholders;

● for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

● under Section 174 of the Delaware General Corporation Law (relating to unlawful payments or dividends or unlawful stock repurchases or redemptions); or

● for any improper benefit.

Compensation of Directors

We do not pay any directors' fees. Directors are reimbursed for the costs relating to attending board and committee meetings.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table, together with the accompanying footnotes, sets forth information, as of June 30, 2009, regarding stock ownership of all persons known by us to own beneficially 5% or more of our outstanding common stock, all directors, named executive officers and all directors and executive officers as a group.

We determined beneficial ownership in accordance with rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise indicated, we believe that the persons or entities named in the following table have sole voting and investment power with respect to all shares of common stock as beneficially owned by them, subject to community property laws where applicable. All information with respect to beneficial ownership has been furnished to us by the respective stockholder.

Name of	Shares of Common Stock	Percentage
Beneficial Owner	Beneficially Owned	Of Ownership
Directors and Executive Officers
Maneeja Noory	3,920,000	94.7%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since the beginning of our fiscal year ended June 30, 2007, we did not have any related party transactions pursuant to Item 404 of Regulation S-K of the Exchange Act.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, for the fiscal years ended June 30, 2009 and 2008 are as follows:

	2009	2008
Audit fees	$13,500	$15,000
Audit related fees	--	--
Tax fees	--	1,250
All other fees	--	--
Total fees	$13,500	$16,250

The Board of Directors has reviewed the audit fees the Company has paid to the independent registered public accounting firm for purposes of considering whether such fees are compatible with maintaining the auditor’s independence. The policy of the Board of Directors is to pre-approve all audit services performed by its independent public accountants before the services are performed.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements - See the Index to the consolidated financial statements on page F-1

(b) Exhibits

No. 3.1	Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 number
333-154422 filed by the Company [the “Registration Statement”])

No. 3.2	By-Laws of the Company. (Incorporated by reference to Exhibit 3.2 to the
Registration Statement on Form S-1 number 333-154422 filed by the
Company [the “Registration Statement”])

No. 4.1	Specimen Stock Certificate. (Incorporated by reference to exhibit 4.1 to the
Registration Statement on Form S-1 number 333-154422 filed by the
Company [the “Registration Statement”])

No. 31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant
to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant
to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 31, 2009 on its behalf by the undersigned, thereunto duly authorized.

Velvet Rope Special Events, Inc.

By: /s/ Maneeja Noory
Maneeja Noory
President and Chief Executive Officer
(Principal Executive Officer and Principal financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Maneeja Noory		August 31, 2009
Maneeja Noory	President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer and
Principal financial Officer)