Form 10-Q
period 2009-09-30
Velvet Rope Special Events, Inc.
filed 2009-11-10
CIK 1446140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________
Commission File Number: 333-154422
VELVET ROPE SPECIAL EVENTS, INC. (Name of small business issuer in its charter)
Delaware	80-0217073
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
264 S. La Cienega Blvd. Suite 700 Beverly Hills, CA 90211 (Address of Principal Executive Offices)
(310) 926-4001 (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐       Non-Accelerated Filer ☐       Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,140,000 shares of common stock, par value $.0001 per share, as of November 10, 2009.

Transitional Small Business Disclosure Format (Check one). YES ☐ NO ☒

VELVET ROPE SPECIAL EVENTS, INC.
FORM 10-Q
September 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition	15
Item 3	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Control and Procedures	19

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits and Reports on Form 8-K	20

SIGNATURE		21

Velvet Rope Special Events, Inc.

September 30, 2009 and 2008

Index to Financial Statements

Contents                                                                                                                                                                                Page(s)

Balance Sheets at September 30, 2009 (Unaudited) and June 30, 2009

4

Statements of Operations for the Three Months Ended September 30, 2009 and 2008 (Unaudited)

5

Statement of Stockholders’ Equity (Deficit) for the interim period ended September 30, 2009 (Unaudited)

6

Statements of Cash Flows for the Three Months Ended September 30, 2009 and 2008 (Unaudited)

7

Notes to the Financial Statements (Unaudited)

8 to 14

VELVET ROPE SPECIAL EVENTS, INC.
BALANCE SHEETS

	September 30, 2009	June 30, 2009
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$464	$6,452

Total Current Assets	464	6,452

PROPERTY AND EQUIPMENT
Property and equipment - original cost	2,788	2,788
Accumulated depreciation	(552)	(414)

PROPERTY AND EQUIPMENT, net	2,236	2,374

SOFTWARE
Software - original cost	1,845	1,845
Accumulated amortization	(612)	(459)

SOFTWARE, net	1,233	1,386

SECURITY DEPOSIT	-	1,453

Total Assets	$3,933	$11,665

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued professional fees	$6,250	$7,500

Total Current Liabilities	6,250	7,500

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.0001 par value: 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value: 100,000,000 shares authorized,
4,140,000 shares issued and outstanding	414	414
Additional paid-in capital	55,308	55,308
Accumulated deficit	(58,039)	(51,557)

Total Stockholders' Equity (Deficit)	(2,317)	4,165

Total Liabilities and Stockholders' Equity (Deficit)	$3,933	$11,665

See accompanying notes to the financial statements.

VELVET ROPE SPECIAL EVENTS, INC.
STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)

NET REVENUES	$21,700	$11,688

COST OF SERVICES	16,039	2,964

GROSS PROFIT	5,661	8,724

OPERATING EXPENSES:
Professional fees	3,474	2,000
General and administrative expenses	7,869	7,597

Total operating expenses	11,343	9,597

LOSS BEFORE INCOME TAXES	(5,682)	(873)

INCOME TAXES	800	-

NET LOSS	$(6,482)	$(873)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted common shares outstanding
- basic and diluted	4,140,000	4,045,654

See accompanying notes to the financial statements.

VELVET ROPE SPECIAL EVENTS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE INTERIM PERIOD ENDED SEPTEMBER 30, 2009
(UNAUDITED)

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, June30, 2008	4,000,000	$400	$20,322	$(33,218)	$(12,496)

Issuance of common stock for cash
at $0.25 per share from August 21, 2008
through September 11, 2008	140,000	14	34,986		35,000

Net loss				(18,339)	(18,339)

Balance, June 30, 2009	4,140,000	$414	$55,308	$(51,557)	$4,165

Net loss				(6,482)	(6,482)

Balance, September 30, 2009	4,140,000	$414	$55,308	$(58,039)	$(2,317)

See accompanying notes to the financial statements.

VELVET ROPE SPECIAL EVENTS, INC.
STATEMENTS OF CASH FLOWS

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,482)	$(873)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	138	-
Amortization expense	153	-
Changes in operating assets and liabilities:
Prepaid rent	-	1,105
Security deposit	1,453	-
Accounts payable	-	(300)
Accrued professional fees	(1,250)	(5,500)

NET CASH USED IN OPERATING ACTIVITIES	(5,988)	(5,568)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(2,788)

NET CASH USED IN INVESTING ACTIVITIES	-	(2,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (paid to) stockholder	-	408
Proceeds from sale of common stock	-	35,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	35,408

NET CHANGES IN CASH	(5,988)	27,052

Cash at beginning of period	6,452	2,852

Cash at end of period	$464	$29,904

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Taxes paid	$800	$-

See accompanying notes to the financial statements.

Velvet Rope Special Events, Inc.

September 30, 2009 and 2008

Notes to the Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Velvet Rope Special Events, Inc. (“VRSE” or the “Company”) was incorporated as a Subchapter S corporation on August 22, 2005 under the laws of the State of California.  It was converted into a C corporation, incorporated in the State of Delaware on June 17, 2008, in a transaction in which the newly-formed corporation issued an aggregate of 3,920,000 shares of common stock to the former stockholder of the S corporation for all of the issued and outstanding shares of the Company.  All shares were held by and all shares of common stock were issued to the Company’s President and Chief Executive Officer.  No cash consideration was paid.  No value was given to the shares issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.0001 par value and additional paid-in capital was recorded as a negative amount ($392).  The Company applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification, by reclassifying all of the Company’s undistributed earnings and losses to additional paid-in capital as of June 17, 2008.  The accompanying financial statements have been prepared as if the Company had its corporate capital structure as of the first date of the first period presented.

The Company provides services in event planning, coordination, music, entertainment, floral, theme decor, theme props, sound, lighting, audio visual services, linens, fabrics, costumes, off-site catering, party rentals, video production, photography, invitations, graphics, destination management, signage and gifts.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2009 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on August 31, 2009.

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

Fiscal year end

The Company elected June 30 as its fiscal year ending date.

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

Impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets.  The Company’s long-lived assets, which include property and equipment and software, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of September 30, 2009 or 2008.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued professional fees, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2009 or 2008.

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification.  Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Income taxes

The Company was a Subchapter S corporation, until June 17, 2008 during which time the Company was treated as a pass through entity for federal income tax purposes.  Under Subchapter S of the Internal Revenue Code stockholders of an S corporation are taxed separately on their distributive share of the S corporation’s income whether or not that income is actually distributed.

Effective June 18, 2008, the Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”).  Section 740-10-25.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net income (loss) per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2009 or 2008.

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Commencing with its annual report for the fiscal year ending June 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
•	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and
•	Of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $58,039 at September 30, 2009, a net loss from operations of $6,482 and net cash used in operations of $5,988 for the interim period ended September 30, 2009, respectively.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Free office spaces

The Company had been provided office spaces by its majority stockholder at no cost.  The management determined that such cost is nominal and did not recognize rent expense in its financial statements.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

NOTE 6 – CONCENTRATIONS AND CREDIT RISK

Customer concentrations

Three (3) customers accounted for 99.9% of total net revenues for the interim period ended September 30, 2009 and two (2) different customers accounted for 76.0% of net sales for the interim period ended September 30, 2008, respectively.  A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through November 3, 2009, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

OVERVIEW

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

The following table sets forth for the periods indicated certain statement of earnings data as a percentage of operating revenue:

	Three Months Ended September 30, 2009 (Unaudited)	Three Months Ended September 30, 2008 (Unaudited)
NET REVENUES	$21,700	$ 11,688
COST OF SERVICES	16,039	2,964
GROSS PROFIT	5,661	8,724
OPERATING EXPENSES	11,343	9,597
NET LOSS	$(6,482)	$ (873)

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

CONTINUING OPERATIONS

Net Revenues

A summary of revenue generated for the three months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30, 2009 (Unaudited)	Three Months Ended September 30, 2008 (Unaudited)
Net Revenue	$ 21,700	$ 11,688

Total revenue for the three months ended September 30, 2009 was $21,700 compared to $11,688 for the three months ended September 30, 2008. This represents an increase of $10,012 from that of the three months ended September 30, 2008, or 85.7%. This increase reflects an increase in the number of corporate and social event services provided due to increased marketing initiatives and organic revenue growth from client referrals.

Cost of Services

	Three Months Ended September 30, 2009 (Unaudited)	Three Months Ended September 30, 2008 (Unaudited)
Cost of Services	$ 16,039	$ 2,964
% of Revenue	73.9%	25.4%

Total cost of services for the three months ended September 30, 2009 was $16,039 compared to $2,964 for the three months ended September 30, 2008. This represents an increase of $13,075 from that of the three months ended September 30, 2008, or 441.1%. This increase reflects an increase in the number of corporate and social event services provided. Expenses within cost of services included independent contractors, vendors, party rentals and party supplies.  As a percentage of revenue, cost of services increased to 73.9% for the three months ended September 30, 2009 from 25.4% for the three months ended September 30, 2008.  This increase is due to pricing pressures due to the economic slowdown in the United States.

Gross Profit

	Three Months Ended September 30, 2009 (Unaudited)	Three Months Ended September 30, 2008 (Unaudited)
Gross Profit	$ 5,661	$ 8,724
% of Revenue	26.1%	74.6%

Gross profit decreased by $3,063 for the three months ended September 30, 2009 compared to the corresponding three months in the prior year. The decrease was primarily due to pricing pressures due to the economic slowdown in the United States.

Operating Expenses

	Three Months Ended September 30, 2009 (Unaudited)	Three Months Ended September 30, 2008 (Unaudited)
Operating Expenses	$ 11,343	$ 9,597
% of Revenue	52.3%	82.1%

Operating expenses increased period over period due to increasing costs to fulfill the increased level of event services provided.  In addition, the company incurred additional costs related to being a public company. Operating Expenses due to increased activity grew from $7,597 for the three months ended September 30, 2008 to $7,869 for the three months ended September 30, 2009. We incurred $3,474 in costs related to being a public company for the three months ended September 30, 2009.  Operating expenses due to increased activity primarily increased period over period due to greater costs associated to travel, advertising, executive salary, and telephone.

Liquidity and Capital Resources

Since our inception, we have financed our operations through, loans and equity from our principal and funds generated by our business. From time to time, our majority stockholder and chief executive officer advance funds to the Company for our working capital needs. The advances from our majority stockholder and chief executive officer bear no interest and have no formal repayment terms. However, our majority stockholder and chief executive officer has no contractual obligations to fund our operations and there is no assurance that future funding may be available through advances or loans from or the sale of equity to our major stockholder and chief executive officer.  As of November 10, 2009, we had approximately $200 in cash, which may not be adequate to satisfy our ongoing working capital needs. During Fiscal Year 2010, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to keep the Company operating and support growth.

Net Cash Provided by (Used in) Operating Activities.

Net cash used by operating activities amounted to $(5,988) for the three months ended September 30, 2009 compared to net cash used in operating activities of $(5,568) for the three months ended September 30, 2008.  This change is primarily due to an increase in the company’s net loss.

Net Cash Used by Investing Activities.

There was no investing activity for the three months ended September 30, 2009 compared to net cash used by investing activities of $2,788 for the three months ended September 30, 2008.  The investing activity was due to computer and software purchases in the three months ended September 30, 2008.

Net Cash Provided by Financing Activities.

There was no net cash received in financing activities for the three months ended September 30, 2009 compared to net cash received in financing activities of $35,408 for the three months ended September 30, 2008. The decrease in financing activities was primarily due to the private placement offering that took place from August through September 2008. A total of $35,000 was provided by the private placement.

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

None

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

Our offices

Velvet Rope Special Events currently operates out of the chief executive officer’s home office where it conducts basic business operations. Space requirements for the Company has been kept to a minimum: for social event clients, most meetings are conducted at restaurants, coffee houses, the client's home, facilities wishing to be used for the event, or over the phone.  For corporate clients, interactions often take place over the phone, via web-conference, or at the client’s place of business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and President, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commissions rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2009, our disclosure controls and procedures are ineffective to satisfy the objectives for which they are intended.

Management's Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was ineffective as of September 30, 2009.

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

VELVET ROPE SPECIAL EVENTS, INC.

Date: November 10, 2009	By:	/s/ Maneeja Noory
Maneeja Noory, President and CEO