Form 10-Q
period 2009-12-31
Velvet Rope Special Events, Inc.
filed 2010-02-04
CIK 1446140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2009
OR
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,140,000 shares of common stock, par value $.0001 per share, as of February 3, 2010.

Transitional Small Business Disclosure Format (Check one). YES ☐ NO ☒

VELVET ROPE SPECIAL EVENTS, INC.
FORM 10-Q
December 31, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition	16
Item 3	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Control and Procedures	19

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits and Reports on Form 8-K	22

SIGNATURE		23

Velvet Rope Special Events, Inc.

December 31, 2009 and 2008

Index to Financial Statements

Contents                                                                                                                                                                                Page(s)

Balance Sheets at December 31, 2009 (Unaudited) and June 30, 2009

4

Statements of Operations for the Three Months Ended December 31, 2009 and 2008 (Unaudited)

5

Statements of Operations for the Six Months Ended December 31, 2009 and 2008 (Unaudited)

6

Statement of Stockholders’ Equity (Deficit) for the interim period ended December 31, 2009 (Unaudited)

7

Statements of Cash Flows for the Six Months Ended December 31, 2009 and 2008 (Unaudited)

8

Notes to the Financial Statements (Unaudited)

9 to 15

VELVET ROPE SPECIAL EVENTS, INC.
BALANCE SHEETS

	December 31, 2009	June 30, 2009
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$3,093	$6,452

Total Current Assets	3,093	6,452

PROPERTY AND EQUIPMENT
Property and equipment - original cost	2,788	2,788
Accumulated depreciation	(690)	(414)

PROPERTY AND EQUIPMENT, net	2,098	2,374

SOFTWARE
Software - original cost	1,845	1,845
Accumulated amortization	(765)	(459)

SOFTWARE, net	1,080	1,386

SECURITY DEPOSIT	-	1,453

Total Assets	$6,271	$11,665

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued professional fees	$8,250	$7,500

Total Current Liabilities	8,250	7,500

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.0001 par value: 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value: 100,000,000 shares authorized,
4,140,000 shares issued and outstanding	414	414
Additional paid-in capital	55,308	55,308
Accumulated deficit	(57,701)	(51,557)

Total Stockholders' Equity (Deficit)	(1,979)	4,165

Total Liabilities and Stockholders' Equity (Deficit)	$6,271	$11,665

See accompanying notes to the financial statements.

VELVET ROPE SPECIAL EVENTS, INC.
STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended	Ended
	December 31, 2009	December 31, 2008
	(Unaudited)	(Unaudited)

NET REVENUES	$4,848	$24,159

COST OF SERVICES	534	16,922

GROSS PROFIT	4,314	7,237

OPERATING EXPENSES:
Professional fees	2,000	11,776
General and administrative expenses	1,976	8,312

Total operating expenses	3,976	20,088

INCOME (LOSS) BEFORE INCOME TAXES	338	(12,851)

INCOME TAXES	-	1,600

NET INCOME (LOSS)	$338	$(14,451)

NET INCOME (LOSS) PER COMMON SHARE
- BASIC AND DILUTED:	$0.00	$(0.00)

Weighted common shares outstanding
- basic and diluted	4,140,000	4,108,318

See accompanying notes to the financial statements.

VELVET ROPE SPECIAL EVENTS, INC.
STATEMENTS OF OPERATIONS

	For the Six Months	For the Six Months
	Ended	Ended
	December 31, 2009	December 31, 2008
	(Unaudited)	(Unaudited)

NET REVENUES	$26,548	$35,847

COST OF SERVICES	16,573	19,886

GROSS PROFIT	9,975	15,961

OPERATING EXPENSES:
Professional fees	5,474	13,776
General and administrative expenses	9,845	15,909

Total operating expenses	15,319	29,685

LOSS BEFORE INCOME TAXES	(5,344)	(13,724)

INCOME TAXES	800	1,600

NET LOSS	$(6,144)	$(15,324)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted common shares outstanding
- basic and diluted	4,140,000	4,092,820

See accompanying notes to the financial statements.

VELVET ROPE SPECIAL EVENTS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE INTERIM PERIOD ENDED DECEMBER 31, 2009
(UNAUDITED)

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, June 30, 2008	4,000,000	$400	$20,322	$(33,218)	$(12,496)

Issuance of common stock for cash
at $0.25 per share from August 21,
2008 through September 11, 2008	140,000	14	34,986		35,000

Net loss				(18,339)	(18,339)

Balance, June 30, 2009	4,140,000	414	55,308	(51,557)	4,165

Net loss				(6,144)	(6,144)

Balance, December 31, 2009	4,140,000	$414	$55,308	$(57,701)	$(1,979)

See accompanying notes to the financial statements.

VELVET ROPE SPECIAL EVENTS, INC.
STATEMENTS OF CASH FLOWS

	For the Six Months	For the Six Months
	Ended	Ended
	December 31, 2009	December 31, 2008
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,144)	$(15,324)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	276	138
Amortization expense	306	153
Changes in operating assets and liabilities:
Prepaid rent	-	1,839
Security deposit	1,453	-
Accounts payable	-	(300)
Accrued professional fees	750	(6,000)

NET CASH USED IN OPERATING ACTIVITIES	(3,359)	(19,494)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(2,788)
Purchases of software	-	(1,845)

NET CASH USED IN INVESTING ACTIVITIES	-	(4,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (paid to) stockholder	-	(1,887)
Proceeds from sale of common stock	-	35,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	33,113

NET CHANGES IN CASH	(3,359)	8,986

Cash at beginning of period	6,452	2,852

Cash at end of period	$3,093	$11,838

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:
Interest paid	$-	$-
Taxes paid	$800	$1,600

See accompanying notes to the financial statements.

Velvet Rope Special Events, Inc.

December 31, 2009 and 2008

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2009 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on August 31, 2009.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of December 31, 2009 or 2008.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended December 31, 2009 or 2008.

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

Net income (loss) per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2009 or 2008.

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.

A subsidiary or group of assets that is a business or nonprofit activity

2.

A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.

An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.

Sales of in substance real estate.  Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.

Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $57,701at December 31, 2009, a net loss from operations of $6,144 and net cash used in operations of $3,359 for the interim period ended December 31, 2009, respectively.

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

NOTE 6 – CONCENTRATIONS AND CREDIT RISK

Customer concentrations

Three (3) customers accounted for 86.8% of total net revenues for the interim period ended December 31, 2009 and two (2) different customers accounted for 84.0% of net sales for the interim period ended December 31, 2008, respectively.  A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through January 29, 2010, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

The following table sets forth for the periods indicated certain statement of earnings data as a percentage of operating revenue:

	Six Months Ended December 31, 2009 (Unaudited)	Six Months Ended December 31, 2008 (Unaudited)
NET REVENUES	$ 26,548	$ 35,847
COST OF SERVICES	$ 16,573	$ 19,886
OPERATING EXPENSES	$ (6,144)	$ (15,324)
NET LOSS	$ 26,548	$ 35,847

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

CONTINUING OPERATIONS

Net Revenues

A summary of revenue generated for the six months ended December 31, 2009 and 2008 is as follows:

	Six Months Ended December 31, 2009 (Unaudited)	Six Months Ended December 31, 2008 (Unaudited)
Net Revenue	$ 26,548	$ 35,847

Total revenue for the six months ended December 31, 2009 was $26,548 compared to $35,847 for the six months ended December 31, 2008. This represents a decrease of $9,299 from that of the six months ended December 31, 2008, or 25.9%. This decrease reflects a decrease in the number of corporate and social event services provided due to the economic slowdown in the United States.

Cost of Services

	Six Months Ended December 31, 2009 (Unaudited)	Six Months Ended December 31, 2008 (Unaudited)
Cost of Services	$ 16,573	$ 19,886
% of Revenue	62.4%	55.5%

Total cost of services for six months ended December 31, 2009 was $16,573 compared to $19,886 for the six months ended December 31, 2008. This represents a decrease of $3,313 from that of the six months ended December 31, 2008, or 16.7%. This decrease reflects a decrease in the number of corporate and social event services provided. Expenses within cost of services included independent contractors, vendors, party rentals and party supplies.  As a percentage of revenue, cost of services increased to 62.4% for the six months ended December 31, 2009 from 55.5% for the six months ended December 31, 2008.  This increase is due to pricing pressures due to the economic slowdown in the United States.

Gross Profit

	Six Months Ended December 31, 2009 (Unaudited)	Six Months Ended December 31, 2008 (Unaudited)
Gross Profit	$ 9,975	$ 15,961
% of Revenue	37.6%	44.5%

Gross profit decreased by $3,063 for the three months ended September 30, 2009 compared to the corresponding three months in the prior year. The decrease was primarily due to pricing pressures due to the economic slowdown in the United States.

Operating Expenses

	Six Months Ended December 31, 2009 (Unaudited)	Six Months Ended December 31, 2008 (Unaudited)
Operating Expenses	$ 15,319	$ 29,685
% of Revenue	57.7%	82.8%

Operating Expenses decreased period over period due to decreasing revenue and expenses due to the economic slowdown. Operating Expenses decreased from $29,685 for the six months ended December 31, 2008 to $15,319 for the six months ended December 31, 2009. We incurred $5,474 in costs related to being a public company for the six months ended December 31, 2009.  Operating expenses decreased period over period due to the economic slowdown in the United States.

Liquidity and Capital Resources

Since our inception, we have financed our operations through, loans and equity from our principal and funds generated by our business. From time to time, our majority stockholder and chief executive officer advance funds to the Company for our working capital needs. The advances from our majority stockholder and chief executive officer bear no interest and have no formal repayment terms. However, our majority stockholder and chief executive officer has no contractual obligations to fund our operations and there is no assurance that future funding may be available through advances or loans from or the sale of equity to our major stockholder and chief executive officer.  As of December 31, 2009, we had approximately $3,000 in cash, which may not be adequate to satisfy our ongoing working capital needs. During Fiscal Year 2010, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to keep the Company operating and support growth.

Net Cash Provided by (Used in) Operating Activities.

Net cash used by operating activities amounted to $(3,359) for the six months ended December 31, 2009 compared to net cash used in operating activities of $(19,494) for the six months ended December 31, 2008.  This change is primarily due to a decrease in the company’s net loss.

Net Cash Used by Investing Activities.

There was no investing activity for the six months ended December 31, 2009 compared to net cash used by investing activities of $4,633 for the six months ended December 31, 2008.  The investing activity was due to computer and software purchases in the six months ended December 31, 2008.

Net Cash Provided by Financing Activities.

There was no net cash received in financing activities for the six months ended December 31, 2009 compared to net cash received in financing activities of $33,113 for the three months ended December 31, 2008. The decrease in financing activities was primarily due to the private placement offering that took place from August through September 2008. A total of $35,000 was provided by the private placement.

Over the next twelve months we believe that our existing capital may not be sufficient to sustain our operations.   No assurance can be made that additional capital would be available, and if available it may take either the form of debt or equity. In either case, obtaining additional capital could have a negative impact on our financial condition and our shareholders.

Off Balance Sheet Arrangements

None

Forward-Looking Statements

This prospectus contains forward-looking statements, which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Item 4. Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2009.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of December 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the interim period ending December 31, 2009.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.

We have had, and continue to have, a significant number of audit adjustments.  Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information.  The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls.  Management evaluated the impact of our significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

We have attempted to remediate the material weaknesses in our disclosure controls and procedures identified above by hiring a full-time CFO, with SEC reporting experience, in January 2009 and by working with our independent registered public accounting firm and refining our internal control procedures.  To date, we have not been successful in hiring of CFO due to limited financial resources or reducing the number of audit adjustments, but will continue our efforts in the coming fiscal year.

Management's Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

·

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

·

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of December 31, 2009, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of December 31, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results as these weaknesses were mitigated by the hiring of a CFO who is responsible for reviewing all transactions and all financial disclosures as well as the financial audit as evidenced by the number of audit adjustments.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

VELVET ROPE SPECIAL EVENTS, INC.

Date: February 3, 2009	By:	/s/ Maneeja Noory
Maneeja Noory, President and CEO