Form 10-Q
period 2010-03-31
Velvet Rope Special Events, Inc.
filed 2010-05-17
CIK 1446140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010
OR
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
(818) 469-2193 (Issuer's Telephone Number, Including Area Code)

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

Large Accelerated Filer [  ]  Accelerated Filer [  ]     Non-Accelerated Filer [  ]     Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ]  NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,140,000 shares of common stock, par value $.0001 per share, as of May 17, 2010.

Transitional Small Business Disclosure Format (Check one). YES [  ] NO [X]

VELVET ROPE SPECIAL EVENTS, INC.
FORM 10-Q
March 31, 2010
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

Velvet Rope Special Events, Inc.

March 31, 2010 and 2009

Index to Financial Statements

Contents                                                                                                                                                                                Page(s)

 Balance Sheets at March 31, 2010 (Unaudited) and June 30, 2009

4

Statements of Operations for the Three Months Ended March 31, 2010 and 2009 (Unaudited)

5

Statements of Operations for the Nine Months Ended March 31, 2010 and 2009 (Unaudited)

6

Statement of Stockholders’ Equity (Deficit) for the interim period ended March 31, 2010 (Unaudited)

7

Statements of Cash Flows for the Nine Months Ended March 31, 2010 and 2009 (Unaudited)

8

Notes to the Financial Statements (Unaudited)

9 to 15

VELVET ROPE SPECIAL EVENTS, INC.
BALANCE SHEETS

	March 31, 2010	June 30, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$6,452

Total Current Assets	-	6,452

PROPERTY AND EQUIPMENT
Property and equipment - original cost	2,788	2,788
Accumulated depreciation	(828)	(414)

PROPERTY AND EQUIPMENT, net	1,960	2,374

SOFTWARE
Software - original cost	1,845	1,845
Accumulated amortization	(918)	(459)

SOFTWARE, net	927	1,386

SECURITY DEPOSIT	-	1,453

Total Assets	$2,887	$11,665

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Advances from stockholder	$6,500	$-
Accrued professional fees	3,750	7,500

Total Current Liabilities	10,250	7,500

STOCKHOLDERS' EQUITY (DEFICIT):
4,140,000 shares issued and outstanding	414	414
Additional paid-in capital	55,308	55,308
Accumulated deficit	(63,085)	(51,557)

Total Stockholders' Equity (Deficit)	(7,363)	4,165

Total Liabilities and Stockholders' Equity (Deficit)	$2,887	$11,665

See accompanying notes to the financial statements.

VELVET ROPE SPECIAL EVENTS, INC.
STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)

NET REVENUES	$385	$16,065

COST OF SERVICES	89	2,803

GROSS PROFIT	296	13,262

OPERATING EXPENSES:
Professional fees	4,161	6,370
General and administrative expenses	1,519	10,206

Total operating expenses	5,680	16,576

LOSS BEFORE INCOME TAXES	(5,384)	(3,314)

INCOME TAXES	-	-

NET LOSS	$(5,384)	$(3,314)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted common shares outstanding
- basic and diluted	4,140,000	4,140,000

See accompanying notes to the financial statements.

VELVET ROPE SPECIAL EVENTS, INC.
STATEMENTS OF OPERATIONS

	For the Nine Months	For the Nine Months
	Ended	Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)

NET REVENUES	$26,933	$51,912

COST OF SERVICES	16,662	22,689

GROSS PROFIT	10,271	29,223

OPERATING EXPENSES:
Professional fees	9,550	15,146
General and administrative expenses	11,449	31,115

Total operating expenses	20,999	46,261

LOSS BEFORE INCOME TAXES	(10,728)	(17,038)

INCOME TAXES	800	1,600

NET LOSS	$(11,528)	$(18,638)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted common shares outstanding
- basic and diluted	4,140,000	4,108,318

See accompanying notes to the financial statements.

VELVET ROPE SPECIAL EVENTS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE INTERIM PERIOD ENDED March 31, 2010
(Unaudited)

	Common Stock $0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, June30, 2008	4,000,000	$400	$20,322	$(33,218)	$(12,496)

Issuance of common stock for cash
at $0.25 per share from August 21,
2008 through September 11, 2008	140,000	14	34,986		35,000

Net loss				(18,339)	(18,339)

Balance, June 30, 2009	4,140,000	414	55,308	(51,557)	4,165

Net loss				(11,528)	(11,528)

Balance, March 31, 2010	4,140,000	$414	$55,308	$(63,085)	$(7,363)

See accompanying notes to the financial statements.

VELVET ROPE SPECIAL EVENTS, INC.
STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Nine Months
	Ended	Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,528)	$(18,638)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	414	276
Amortization expense	459	306
Changes in operating assets and liabilities:
Prepaid rent	-	1,839
Security deposit	1,453	(1,452)
Accounts payable	-	(300)
Accrued professional fees	(3,750)	(13,000)

NET CASH USED IN OPERATING ACTIVITIES	(12,952)	(30,969)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(2,788)
Purchases of software	-	(1,845)

NET CASH USED IN INVESTING ACTIVITIES	-	(4,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (paid to) stockholder	6,500	(1,887)
Proceeds from sale of common stock	-	35,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,500	33,113

NET CHANGES IN CASH	(6,452)	(2,489)

Cash at beginning of period	6,452	2,852

Cash at end of period	$-	$363

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:
Interest paid	$-	$-
Taxes paid	$800	$1,600

See accompanying notes to the financial statements.

Velvet Rope Special Events, Inc.

March 31, 2010 and 2009

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of March 31, 2010 or 2009.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2010 or 2009.

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

Net income (loss) per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2010 or 2009.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $63,085 at March 31, 2010, a net loss from operations of $11,528 and net cash used in operations of $6,452 for the interim period ended March 31, 2010, respectively.

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

NOTE 6 – CONCENTRATIONS AND CREDIT RISK

Customer concentrations

Three (3) customers accounted for 85.6% of total net revenues for the interim period ended March 31, 2010 and three (3) different customers accounted for 79.0% of net sales for the interim period ended March 31, 2009, respectively.  A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through May 17, 2010, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2.  Management’s Discussion and Analysis or Plan of Operation of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

The following table sets forth for the periods indicated certain statement of earnings data as a percentage of operating revenue:

	Nine Months Ended March 31, 2010 (Unaudited)	Nine Months Ended March 31, 2009 (Unaudited)
NET REVENUES	$ 26,933	$ 51,912
COST OF SERVICES	$ 16,662	$ 22,689
OPERATING EXPENSES	$ 20,999	$ 46,261
NET LOSS	$ (11,528)	$ (18,638)

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

CONTINUING OPERATIONS

Net Revenues

A summary of revenue generated for the nine months ended March 31, 2010 and 2009 is as follows:

	Nine Months Ended March 31, 2010 (Unaudited)	Nine Months Ended March 31, 2009 (Unaudited)
Net Revenue	$ 26,933	$ 51,912

Total revenue for the nine months ended March 31, 2010 was $26,933 compared to $51,912 for the nine months ended March 31, 2009. This represents a decrease of $24,979 from that of the nine months ended March 31, 2009, or 48.1%. This decrease reflects a decrease in the number of corporate and social event services provided due to the economic slowdown in the United States.

Cost of Services

	Nine Months Ended March 31, 2010 (Unaudited)	Nine Months Ended March 31, 2009 (Unaudited)
Cost of Services	$ 16,662	$ 22,689
% of Revenue	61.9%	43.7%

Total cost of services for nine months ended March 31, 2010 was $16,662 compared to $22,689 for the nine months ended March 31, 2009. This represents a decrease of $6,027 from that of the nine months ended March 31, 2009, or 26.6%. This decrease reflects a decrease in the number of corporate and social event services provided. Expenses within cost of services included independent contractors, vendors, party rentals and party supplies.  As a percentage of revenue, cost of services increased to 61.9% for the nine months ended March 31, 2009 from 43.7% for the nine months ended March 31, 2009.  This increase is due to pricing pressures due to the economic slowdown in the United States.

Gross Profit

	Nine Months Ended March 31, 2010 (Unaudited)	Nine Months Ended March 31, 2009 (Unaudited)
Gross Profit	$ 10,271	$ 29,223
% of Revenue	38.1%	56.3%

Gross profit decreased by $18,952 for the nine months ended March 31, 2010 compared to the corresponding nine months in the prior year. The decrease was primarily due to pricing pressures due to the economic slowdown in the United States.

Operating Expenses

	Nine Months Ended March 31, 2010 (Unaudited)	Nine Months Ended March 31, 2009 (Unaudited)
Operating Expenses	$ 20,999	$ 46,261
% of Revenue	78.0%	89.1%

Operating Expenses decreased period over period due to decreasing revenue and expenses due to the economic slowdown. Operating Expenses decreased from $46,261 for the nine months ended March 31, 2009 to $20,999 for the nine months ended March 31, 2010. We incurred $9,550 in costs related to being a public company for the nine months ended March 31, 2010.  Operating expenses decreased period over period due to the economic slowdown in the United States.

Liquidity and Capital Resources

Since our inception, we have financed our operations through, loans and equity from our principal and funds generated by our business. From time to time, our majority stockholder and chief executive officer advance funds to the Company for our working capital needs. The advances from our majority stockholder and chief executive officer bear no interest and have no formal repayment terms. However, our majority stockholder and chief executive officer has no contractual obligations to fund our operations and there is no assurance that future funding may be available through advances or loans from or the sale of equity to our major stockholder and chief executive officer.  As of March 31, 2010, we had approximately $0 in cash, which may not be adequate to satisfy our ongoing working capital needs. During Fiscal Year 2010, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to keep the Company operating and support growth.

Net Cash Provided by (Used in) Operating Activities.

Net cash used by operating activities amounted to $(12,952) for the nine months ended March 31, 2010 compared to net cash used in operating activities of $(30,969) for the nine months ended March 31, 2009.  This change is primarily due to a decrease in the company’s net loss and a decrease in accrued professional fees.

Net Cash Used by Investing Activities.

There was no investing activity for the nine months ended March 31, 2010 compared to net cash used by investing activities of $4,633 for the nine months ended March 31, 2009.  The investing activity was due to computer and software purchases in the nine months ended March 31, 2009.

Net Cash Provided by Financing Activities.

There was $6,500 received in financing activities for the nine months ended March 31, 2010 compared to net cash received in financing activities of $33,113 for the nine months ended March 31, 2009. The decrease in financing activities was primarily due to the private placement offering that took place from August through September 2008. A total of $35,000 was provided by the private placement.

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

Item 4. Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2010.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the interim period ending March 31, 2010.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Remediation of Material Weaknesses

We have attempted to remediate the material weaknesses in our disclosure controls and procedures identified above by hiring a full-time CFO, with SEC reporting experience, and by working with our independent registered public accounting firm and refining our internal control procedures.  To date, we have not been successful in hiring of CFO due to limited financial resources or reducing the number of audit adjustments, but will continue our efforts in the coming fiscal year.

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

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

•

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of March 31, 2010, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of March 31, 2010.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results as these weaknesses will be mitigated by the hiring of a CFO who is responsible for reviewing all transactions and all financial disclosures as well as the financial audit as evidenced by the number of audit adjustments.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

VELVET ROPE SPECIAL EVENTS, INC.

Date: May 17, 2010	By:	/s/ Maneeja Noory
Maneeja Noory, President and CEO