Form 10-K
period 2010-06-30
Velvet Rope Special Events, Inc.
filed 2010-09-29
CIK 1446140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the year ended June 30, 2010

Commission file number: 333-154422

VELVET ROPE SPECIAL EVENTS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	80-0217073
State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization	Identification No.)

264 S. La Cienega Blvd, Ste. 700, Beverly Hills, CA 90211

(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (818) 469-2193

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	|_|	Accelerated filer	|_|
Non-accelerated filer	|_|	Smaller reporting company	|X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The number of shares outstanding of the registrant's common stock, $.0001 par value, as of September 29, 2010 was 4,140,000 shares.

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

With operations based in Los Angeles, California, a majority of our revenue is generated from regional markets, primarily Southern California.

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

Our Services Are Perfect For:

    * Grand Openings

    * Business Outings

    * Business Meetings & Seminars

    * Trade Shows & Conventions

    * Fund-Raising Events

    * Promotional Events

    * Class Reunions

    * Corporate Parties

    * Weddings

We are members of:  “International Special Events Society” (ISES)

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

To start a project, they learn about their client’s strategic goals and/or their personal vision as well as define the event’s audience, which may include family and friends for a social event, or employees, clients and/or media if it’s a corporate client. From that knowledge, they execute an event that is carried out to the smallest detail.

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

Not only are companies looking to outsource more of their corporate events coupled with an increase in their budgets, but they are also looking to centralize their plans globally. According to the FutureWatch 2008 report, the meetings and events industry is globalizing rapidly. Although the majority of FutureWatch 2008 respondents work for organizations with operations in only one country, 20% expect their global reach to expand over the next year. And companies with the widest spheres of operations are most likely to expand – 57% of respondents in organizations with offices in six or more countries expect expansion in 2008.

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

Customers

Three (3) customers accounted for 85.6% of total net revenues for the fiscal year ended June 30, 2010 and four (4) customers accounted for 77.4% of net sales for the fiscal year ended June 30, 2009, respectively.  A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

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

The above efforts have helped drive our revenue to date. The above marketing strategies are implemented on an ongoing basis.

RESEARCH AND DEVELOPMENT

None.

Employees

As of September 29, 2010, we had 1 part-time employee. The employee is not represented by a labor union and we believe that our relationship with our employee is good.

OUR OFFICES

Velvet Rope Special Events currently operates out of the chief executive officer’s home office where it conducts basic business operations.  Space requirements for the Company has been kept to a minimum: for social event clients, most meetings are conducted at restaurants, coffee houses, the client’s home, facilities wishing to be used for the event, or over the phone.  For corporate clients, interactions often take place over the phone, via web-conference, or at the client’s place of business.

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

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC. The website address is www.sec.gov.

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

RISKS RELATED TO OUR BUSINESS

We may not be able to continue as a going concern and if we do not our stock may become worthless. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $63,376 at June 30, 2010, net loss from operations and net cash used in operations of $11,819 and $12,952 for the fiscal year then ended.  While the Company is attempting to produce sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations.  Management will continue to make efforts to increase revenues by operating at higher levels.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

If we do not receive additional funding to expand operations the value of our stock could be adversely affected.  As of June 30, 2010, we had cash of approximately $0.  We estimate that such cash reserves are not sufficient to fund our daily operations. To fund our daily operations we must raise additional capital.  No assurance can be given that we will receive additional funds required to fund our daily operations.  In addition, in the absence of the receipt of additional funding we may be required to scale back current operations.

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

Dependence on Key Customers.  Three (3) customers accounted for 85.6% of total net revenues for the fiscal year ended June 30, 2010 and four (4) customers accounted for 77.4% of net sales for the fiscal year ended June 30, 2009, respectively. A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

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

The ability of our president to control our business will limit minority shareholders’ ability to influence corporate affairs.  Our president, Maneeja Noory, owns 3,920,000 or 95% of our 4,140,000 issued and outstanding shares. Even if she were to sell all of her shares that are covered by this prospectus, she would still own 3,590,000 shares or 87% of our issued and outstanding shares. Because of her stock ownership, our president will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because she may institute or undertake transactions, policies or programs that result in losses may not take any steps to increase our visibility in the financial community and/ or may sell sufficient numbers of shares to significantly decrease our price per share.

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

Risks Related to Our Common Stock

Currently, there is no public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.  Prior to the date of this prospectus, there has not been any established trading market for our common stock, and there is currently no public market whatsoever for our securities.  Spartan Securities Group Ltd.  filed an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTC Bulletin Board (“OTCBB”) maintained by FINRA commencing upon the effectiveness of our registration statement of which this prospectus is a part.  We have obtained the symbol VELV, but no active trading market has developed.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors. In addition, our common stock has not been and is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception, and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.  Because of the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in these securities. See “Plan of Distribution” subsection entitled “Selling Shareholders and any purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions.”

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

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors. Our articles of incorporation and applicable Delaware law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us, therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

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

Any market that develops in shares of our common stock will be subject to the penny stock restrictions which will create a lack of liquidity and make trading difficult or impossible. SEC Rule 15g-9 (as most recently amended and effective on September 12, 2005) establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects the market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker-dealer approve a person’s account for transactions in penny stocks and the broker-dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker-dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

If a market develops for our shares, sales of our shares relying upon rule 144 may depress prices in that market by a material amount.  All of the outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company’s outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB (if and when listed thereon) is not an “automated quotation system” and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of revisions to Rule 144 which became effective on or about February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of one year. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws which prohibit trading absent compliance with individual state laws.  These restrictions may make it difficult or impossible to sell shares in those states. There is no public market for our common stock, and there can be no assurance that any public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the “Blue Sky” laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state “Blue Sky” law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend and may not be able to qualify securities for resale in approximately 17 states which do not offer manual exemptions and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

None.

Item 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

Item 4. [REMOVED AND RESERVED]

PART II

Item 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was included in the Nasdaq Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “VELV” commencing on April 22, 2009.

We do not believe there has been any trading in our stock, and few market makers are currently submitting quotations. Our common stock has yet to trade on the OTCBB. As of September 29, 2010 we had approximately 37 record and beneficial stockholders.

Dividend policy

We have never declared or paid a cash dividend on our common stock. It has been the policy of our board of directors to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements and other factors deemed relevant by our board of directors.

Item 6. SELECTED FINANCIAL DATA

The following is a summary of our selected financial data for the years ended June 30, 2010, 2009 and 2008. The financial data has been derived from our audited financial statements and accompanying notes.

The selected financial data set forth below should be read together with, and are qualified by reference to, the “Management’s Discussion and Analysis of Financial condition and Results of Operations” section of this report and our audited financial statements and accompanying notes included elsewhere in this report.

	Fiscal Year ended June 30,
Statement of Operations Data:	2010	2009	2008

Gross revenues	$ 26,933	$ 89,384	$ 47,155
Cost of services	16,662	32,810	26,345

Gross profit	10,271	56,574	20,810

Operating expenses	21,290	74,913	51,655

Net loss	($ 11,819)	($ 18,339)	($ 30,845)

Net loss per share, Basic and diluted
Continuing operations	($ 0.00)	($0.00)	($0.01)

	As at June 30,
Balance Sheet Data:	2010	2009

Cash	$ -	$ 6,452
Prepaid rent	-	-
Property, equipment and software, net	2,596	3,760
Security deposit	-	1,453
Total assets	2,596	11,665
Total liabilities	10,250	7,500
Accumulated deficit	(63,376)	(51,557)
Stockholders’ equity (deficit)	(7,654)	4,165

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This report also identifies important factors, which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the factors discussed under the heading “Risk Factors” beginning at page 9 of this report.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this report.

Plan of Operation

Our plan of operation for 2010 is to continue being a full-service corporate and social event planning company, providing organizations and individuals the industry expertise needed to deliver the message or impression the client wants to communicate to their guests and attendees.

Results of Operations

Comparison of 2010 vs 2009

The following table represents certain statement of operation data as a percentage of net revenues:

	2010	2009

Gross revenues	100.0%	100.0%
Cost of services	61.9	36.7

Gross profit	38.1	63.3

Operating expenses	79.0	82.0

Net loss	(43.9%)	(20.5%)

Revenues

Total revenue for the fiscal year ended June 30, 2010 was $26,933 compared to $89,384 for the fiscal year ended June 30, 2009. This represents a decrease of $62,451 from that of the fiscal year ended June 30, 2009, or 69.9%. This decrease reflects a decrease in the number of corporate and social event services provided due to the economic slowdown in the United States. It is unknown at this time if this trend will continue.

Cost of services

Total cost of services for fiscal year ended June 30, 2010 was $16,662 compared to $32,810 for the fiscal year ended June 30, 2009. This represents a decrease of $16,148 from that of the fiscal year ended June 30, 2009, or 49.2%. This decrease reflects a decrease in the number of corporate and social event services provided. Expenses within cost of services included independent contractors, vendors, party rentals and party supplies. As a percentage of revenue, cost of services deteriorated to 61.9% for the fiscal year ended June 30, 2010 from 36.7% for the fiscal year ended June 30, 2009.  This deteriorate is due to the economic slowdown in the United States.

Operating expenses

Operating Expenses decreased period over period due to a decrease in the number of corporate and social event services provided due to the economic slowdown in the United States.

Comparison of 2009 vs. 2008

The following table represents certain statement of operation data as a percentage of net revenues:

	2009	2008

Gross revenues	100.0%	100.0%
Cost of services	36.7	55.9

Gross profit	63.3	44.1

Operating expenses	82.0	109.5

Net loss	(20.5%)	(65.4%)

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

For the fiscal year ended June 30, 2010, our gross revenues decreased from $89,384 to $26,933 and had net loss of $11,819 as compared with $18,339 in the prior year. As of June 30, 2010, we had an accumulated deficit of $63,376 compared to $51,557 at June 30, 2009. Factors that could adversely affect our operating results include:

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

At June 30, 2010, we had liquid assets of approximately $0. Available cash is used to reduce borrowings on our line of credit.

Inflation and changing prices had no material impact on our revenues or the results of operations for the fiscal year ended June 30, 2010.

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.

Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.

Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.

Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.

Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.

An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.

An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements.

3.

The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.

Be commensurate with either of the following:

a.

The vendor’s performance to achieve the milestone

b.

The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone

2.

Relate solely to past performance

3.

Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor’s decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.

A description of the overall arrangement

2.

A description of each milestone and related contingent consideration

3.

A determination of whether each milestone is considered substantive

4.

The factors that the entity considered in determining whether the milestone or milestones are substantive

5.

The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.

Revenue

2.

Income before income taxes

3.

Net income

4.

Earnings per share

5.

The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

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

Item 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Velvet Rope Special Events, Inc.

June 30, 2010 and 2009

Index to Financial Statements

Contents

Page(s)

Report of Independent Registered Public Accounting Firm

21

Balance Sheets at June 30, 2010 and June 30, 2009

22

Statements of Operations for the Fiscal Year Ended June 30, 2010 and 2009

23

Statement of Stockholders’ Equity (Deficit) for the Fiscal Year Ended June 30, 2010

24

Statements of Cash Flows for the Fiscal Year Ended June 30, 2010 and 2009

25

Notes to the Financial Statements

26-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Velvet Rope Special Events, Inc.

Beverly Hills, California

We have audited the accompanying balance sheets of Velvet Rope Special Events, Inc. (“VRSE” or the “Company”) as of June 30, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at June 30, 2010 and a net loss for the fiscal year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

September 29, 2010

VELVET ROPE SPECIAL EVENTS, INC.

BALANCE SHEETS

	June 30, 2010	June 30, 2009

ASSETS
CURRENT ASSETS:
Cash	$-	$6,452

Total Current Assets	-	6,452

PROPERTY AND EQUIPMENT
Property and equipment - original cost	2,788	2,788
Accumulated depreciation	(966)	(414)

PROPERTY AND EQUIPMENT, net	1,822	2,374

SOFTWARE
Software - original cost	1,845	1,845
Accumulated amortization	(1,071)	(459)

SOFTWARE, net	774	1,386

SECURITY DEPOSIT	-	1,453

Total Assets	$2,596	$11,665

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Advances from stockholder	$6,500	$-
Accrued professional fees	3,750	7,500

Total Current Liabilities	10,250	7,500

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.0001 par value: 5,000,000 shares
authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value: 100,000,000 shares
authorized, 4,140,000 shares issued and outstanding	414	414
Additional paid-in capital	55,308	55,308
Accumulated deficit	(63,376)	(51,557)

Total Stockholders' Equity (Deficit)	(7,654)	4,165

Total Liabilities and Stockholders' Equity (Deficit)	$2,596	$11,665

See accompanying notes to the financial statements.

VELVET ROPE SPECIAL EVENTS, INC.

STATEMENTS OF OPERATIONS

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	June 30, 2010	June 30, 2009

NET REVENUES	$26,933	$89,384

COST OF SERVICES	16,662	32,810

GROSS PROFIT	10,271	56,574

OPERATING EXPENSES:
Professional fees	9,550	27,646
General and administrative expenses	11,740	45,667

Total operating expenses	21,290	73,313

LOSS BEFORE INCOME TAXES	(11,019)	(16,739)

INCOME TAXES	800	1,600

NET LOSS	$(11,819)	$(18,339)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted common shares outstanding
- basic and diluted	4,140,000	4,116,214

See accompanying notes to the financial statements

VELVET ROPE SPECIAL EVENTS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE FISCAL YEAR ENDED June 30, 2010

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, June30, 2008	4,000,000	$400	$20,322	$(33,218)	$(12,496)

Issuance of common stock for cash
at $0.25 per share from August 21,
2008 through September 11, 2008	140,000	14	34,986		35,000

Net loss				(18,339)	(18,339)

Balance, June 30, 2009	4,140,000	414	55,308	(51,557)	4,165

Net loss				(11,819)	(11,819)

Balance, June 30, 2010	4,140,000	$414	$55,308	$(63,376)	$(7,654)

See accompanying notes to the financial statements.

VELVET ROPE SPECIAL EVENTS, INC.

STATEMENTS OF CASH FLOWS

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	June 30, 2010	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,819)	$(18,339)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	552	414
Amortization expense	612	459
Prepaid rent	-	1,839
Security deposit	1,453	(1,453)
Accounts payable	-	(300)
Accrued professional fees	(3,750)	(7,500)

NET CASH USED IN OPERATING ACTIVITIES	(12,952)	(24,880)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(2,788)
Purchases of software	-	(1,845)

NET CASH USED IN INVESTING ACTIVITIES	-	(4,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (paid to) stockholder	6,500	(1,887)
Proceeds from sale of common stock	-	35,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,500	33,113

NET CHANGES IN CASH	(6,452)	3,600

Cash at beginning of year	6,452	2,852

Cash at end of year	$-	$6,452

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Taxes paid	$800	$1,600

See accompanying notes to the financial statements.

Velvet Rope Special Events, Inc.

June 30, 2010 and 2009

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period.  Significant estimates include the estimated useful lives of property and equipment and software.  Actual results could differ from those estimates.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported net loss for the prior period.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of June 30, 2010 or 2009.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal year ended June 30, 2010 or 2009.

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

Net income (loss) per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2010 or 2009.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.

Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.

Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.

Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.

Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.

An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.

An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.

The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.

Be commensurate with either of the following:

a.

The vendor's performance to achieve the milestone

b.

The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone

2.

Relate solely to past performance

3.

Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.

A description of the overall arrangement

2.

A description of each milestone and related contingent consideration

3.

A determination of whether each milestone is considered substantive

4.

The factors that the entity considered in determining whether the milestone or milestones are substantive

5.

The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.

Revenue

2.

Income before income taxes

3.

Net income

4.

Earnings per share

5.

The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $63,376 at June 30, 2010, a net loss of $11,819 and net cash used in operating activities of $12,952 for the fiscal year ended June 30, 2010, respectively.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – COMPUTER EQUIPMENT

Computer equipment, stated at cost, less accumulated depreciation at June 30, 2010 and 2009 consisted of the following:

	Estimated Useful Life (Years)	June 30, 2010	June 30, 2009
Computer equipment	5	$2,788	$2,788

		2,788	2,788
Less accumulated depreciation		(966)	(414)
		$1,822	$2,374

Depreciation expense for the fiscal year ended June 30, 2010 and 2009 was $ $552 and $414, respectively.

NOTE 5 – SOFTWARE

Software, stated at cost, less accumulated depreciation at June 30, 2010 and 2009 consisted of the following:

	Estimated Useful Life (Years)	June 30, 2010	June 30, 2009
Software	3	$1,845	$1,845

		1,845	1,845
Less accumulated amortization		(1,071)	(459)
		$774	$1,386

Amortization expense for the fiscal year ended June 30, 2010 and 2009 was $612 and $459, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

Advances from stockholder

Advances from stockholder at June 30, 2010 and 2009 consisted of the following:

	June 30, 2010	June 30, 2009
Advances from stockholder and chief executive officer	$6,500	$-

	$6,500	$-

The advances from stockholder bear no interest and are due on demand.

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

NOTE 8 – INCOME TAXES

Deferred tax assets

At June 30, 2010, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $63,376 that may be offset against future taxable income through 2030.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $21,548 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $21,548.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $4,019 and $6,235 for the year ended June 30, 2010 and 2009, respectively.

Components of deferred tax assets at June 30, 2010 and 2009 are as follows:

	June 30, 2010	June 30, 2009
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$21,548	17,529
Less valuation allowance	(21,548)	(17,529)
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended June 30, 2010	For the Fiscal Year Ended June 30, 2009

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)
Effective income tax rate	0.0%	0.0%

NOTE 9 – CONCENTRATIONS AND CREDIT RISK

Customer concentrations

Three (3) customers accounted for 85.6% of total net revenues for the fiscal year ended June 30, 2010 and four (4) customers accounted for 77.4% of net sales for the fiscal year ended June 30, 2009, respectively.  A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Our Management, with the participation of our Chief Executive Officer (our principal executive officer, principal financial officer and our principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer (our principal executive officer, principal financial officer and our principal accounting officer)have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to Management, including our Chief Executive Officer (our principal executive officer, principal financial officer and our principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position
Maneeja Noory	29	President, Chief Executive Officer

Maneeja Noory has been Chief Executive Officer and a Director of the Company since its inception.

Prior to the Company’s inception in 2005 and from 2004 to 2005, Ms. Noory was the Event Planner for Bon Appetite at the J. Paul Getty Museum planning events from intimate gatherings to corporate galas within the walls of the historical structure. Ms. Noory received a nomination for the Event Solutions 2008 prestigious Spotlight Awards as a “Rising Star”. A nomination was also awarded to Velvet Rope Special Events for “Event Planning Company of the Year”. Ms. Noory graduated from the University of California, Irvine in 2004 with a BA in English and Comparative Literature with a minor in Film and Video Production.

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the year ended June 30, 2010 earned by or paid to our president  and chief executive officer in 2010  (the "named executive officers").

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Maneeja Noory,	2010	$0	$0	$0
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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table, together with the accompanying footnotes, sets forth information, as of June 30, 2010, regarding stock ownership of all persons known by us to own beneficially 5% or more of our outstanding common stock, all directors, named executive officers and all directors and executive officers as a group.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

The promoters of our company are our directors and officers.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, for the fiscal years ended June 30, 2009 and 2008 are as follows:

	2010	2009
Audit fees	$13,500	$13,500
Audit related fees	--	--
Tax fees	--	--
All other fees	--	--
Total fees	$13,500	$13,500

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements - See the Index to the consolidated financial statements on page F-1

(b) Exhibits

No. 3.1	Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 number
333-154422 filed by the Company [the “Registration Statement”])

No. 3.2	By-Laws of the Company. (Incorporated by reference to Exhibit 3.2 to the
Registration Statement on Form S-1 number 333-154422 filed by the
Company [the “Registration Statement”])

No. 4.1	Specimen Stock Certificate. (Incorporated by reference to exhibit 4.1 to the
Registration Statement on Form S-1 number 333-154422 filed by the
Company [the “Registration Statement”])

No. 31.1	Certification Pursuant
to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 32.1	Certification Pursuant
to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on September 29, 2010 on its behalf by the undersigned, thereunto duly authorized.

Velvet Rope Special Events, Inc.

By: /s/ Maneeja Noory
Maneeja Noory
President and Chief Executive Officer
(Principal Executive Officer and Principal financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Maneeja Noory		September 29, 2010
Maneeja Noory	President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer and
Principal financial Officer)