Form 10-Q
period 2010-09-30
Velvet Rope Special Events, Inc.
filed 2010-11-15
CIK 1446140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]  NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]  NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act YES [ ] NO [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  YES [  ]  NO [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
4,140,000 common shares issued and outstanding as of November 15, 2010

VELVET ROPE SPECIAL EVENTS, INC.

FORM 10-Q

September 30, 2010

INDEX

PART I – FINANCIAL INFORMATION

4

Item 1.  Financial Statements

4

Item 2.  Management’s Discussion and Analysis or Plan of Operation of Financial Condition and Results of Operations

5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

8

Item 4.  Controls and Procedures

9

PART II – OTHER INFORMATION

9

Item 1.  Legal Proceedings

9

Item 1A.  Risk Factors

9

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3.  Defaults Upon Senior Securities

14

Item 4.  [Removed and Reserved]

14

Item 5.  Other Information

14

Item 6.  Exhibits and Reports of Form 8-K

15

SIGNATURE

16

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three month period ended September 30, 2010 form part of this quarterly report. They are stated in United Stated Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Velvet Rope Special Events, Inc.

September 30, 2010 and 2009

Index to Financial Statements

Contents                                                                                                                                                                                Page(s)

         Balance Sheets at September 30, 2010 (Unaudited) and June 30, 2010

F-2

         Statements of Operations for the Three Months Ended September 30, 2010 and 2009  (Unaudited)

F-3

         Statement of Stockholders’ Equity (Deficit) for the Three Months Ended September 30, 2010  (Unaudited)

F-4

         Statements of Cash Flows for the Three Months Ended September 30, 2010 and 2009 (Unaudited)

F-5

         Notes to the Financial Statements (Unaudited)

F-6 to F-18

VELVET ROPE SPECIAL EVENTS, INC.

BALANCE SHEETS

	September 30, 2010	June 30, 2010
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$-	$-

Total Current Assets	-	-

PROPERTY AND EQUIPMENT
Property and equipment - original cost	2,788	2,788
Accumulated depreciation	(1,104)	(966)

PROPERTY AND EQUIPMENT, net	1,684	1,822

SOFTWARE
Software - original cost	1,845	1,845
Accumulated amortization	(1,224)	(1,071)

SOFTWARE, net	621	774

Total Assets	$2,305	$2,596

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Advances from stockholder	$6,500	$6,500
Accrued professional fees	-	3,750

Total Current Liabilities	6,500	10,250

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.0001 par value: 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value: 100,000,000 shares authorized,
4,140,000 shares issued and outstanding	414	414
Additional paid-in capital	72,108	55,308
Accumulated deficit	(76,717)	(63,376)

Total Stockholders' Deficit	(4,195)	(7,654)

Total Liabilities and Stockholders' Deficit	$2,305	$2,596

See accompanying notes to the financial statements.

VELVET ROPE SPECIAL EVENTS, INC.

STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)

NET REVENUES	$-	$21,700

COST OF SERVICES	-	16,039

GROSS PROFIT	-	5,661

OPERATING EXPENSES:
Professional fees	12,250	3,050
General and administrative expenses	291	8,293

Total operating expenses	12,541	11,343

LOSS BEFORE INCOME TAXES	(12,541)	(5,682)

INCOME TAXES	800	800

NET LOSS	$(13,341)	$(6,482)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted common shares outstanding
- basic and diluted	4,140,000	4,140,000

See accompanying notes to the financial statements.

VELVET ROPE SPECIAL EVENTS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Interim Period Ended September 30, 2010

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, June 30, 2009	4,140,000	$414	$55,308	$(51,557)	$4,165

Net loss				(11,819)	(11,819)

Balance, June 30, 2010	4,140,000	414	55,308	(63,376)	(7,654)

Contributed capital			16,800		16,800

Net loss				(13,341)	(13,341)

Balance, September 30, 2010	4,140,000	$414	$72,108	$(76,717)	$(4,195)

See accompanying notes to the financial statements.

VELVET ROPE SPECIAL EVENTS, INC.

STATEMENTS OF CASH FLOWS

	For the Three Months	For the Three Months
	Ended	Ended
	September 30,2010	September 30, 2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,341)	$(6,482)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	138	138
Amortization expense	153	153
Security deposit	-	1,453
Accrued professional fees	(3,750)	(1,250)

NET CASH USED IN OPERATING ACTIVITIES	(16,800)	(5,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution to capital	16,800	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,800	-

NET CHANGES IN CASH	-	(5,988)

Cash at beginning of year	-	6,452

Cash at end of year	$-	$464

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Taxes paid	$800	$800

See accompanying notes to the financial statements.

Velvet Rope Special Events, Inc.

September 30, 2010 and 2009

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2010 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on September 29, 2010.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of September 30, 2010 or 2009.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2010 or 2009.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock to reflect the potential dilution that could occur from common shares issuable through stock options and warrants during the period.  There were no potentially dilutive shares outstanding as of September 30, 2010 or 2009.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $76,717 at September 30, 2010, had a net loss of $13,341 and net cash used in operating activities of $16,800 for the interim period then ended, respectively.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – COMPUTER EQUIPMENT

Computer equipment, stated at cost, less accumulated depreciation at September 30, 2010 and June 30, 2010 consisted of the following:

	Estimated Useful Life (Years)	September 30, 2010	June 30, 2010
Computer equipment	5	$2,788	$2,788

		2,788	2,788
Less accumulated depreciation		(1,104)	(966)
		$1,684	$1,822

Depreciation expense for the interim period ended September 30, 2010 and 2009 was $138 each, respectively.

NOTE 5 – SOFTWARE

Software, stated at cost, less accumulated depreciation at September 30, 2010 and June 30, 2010 consisted of the following:

	Estimated Useful Life (Years)	September 30, 2010	June 30, 2010
Software	3	$1,845	$1,845

		1,845	1,845
Less accumulated amortization		(1,224)	(1,071)
		$621	$774

Amortization expense for the interim period ended September 30, 2010 and 2009 was $153 each, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

Advances from stockholder

Advances from stockholder at September 30, 2010 and June 30, 2010 consisted of the following:

	September 30, 2010	June 30, 2010
Advances from stockholder and chief executive officer	$6,500	$6,500

	$6,500	$6,500

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

Additional paid-in capital

During the interim period ended September 30, 2010, the majority stockholder of the Company paid professional fees of $16,000 in aggregate and the minimum state income tax of $800 for the State of California for the fiscal year ended June 30, 2010 on behalf of the Company.  Such payments have been shown as a contribution to capital and included in additional paid-in capital.

NOTE 8 – CONCENTRATIONS AND CREDIT RISK

Customer concentrations

There were no sales for the interim period ended September 30, 2010 and three (3) customers accounted for 99.9% of total net revenues for the interim period ended September 30, 2009.  A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

F-4

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

OVERVIEW

Velvet Rope Special Events, Inc. was initially formed as a California Corporation in August 2005 and became a Delaware corporation in June 2008.

The Company provides services in event planning, coordination, music, entertainment, floral, theme decor, theme props, sound, lighting, audio visual services, linens, fabrics, costumes, off-site catering, party rentals, video production, photography, invitations, graphics, destination management, signage and gifts.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

The following table sets forth for the periods indicated certain statement of earnings data as a percentage of operating revenue:

	Three Months Ended September 30, 2010 (Unaudited)	Three Months Ended September 30, 2009 (Unaudited)
NET REVENUES	$ Nil	$ 21,700
COST OF SERVICES	$ Nil	$ 16,039
OPERATING EXPENSES	$ 12,541	$ 11,343
NET LOSS	$ (13,341)	$ (6,482)

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

CONTINUING OPERATIONS

Net Revenues

A summary of revenue generated for the three months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30, 2010 (Unaudited)	Three Months Ended September 30, 2009 (Unaudited)
Net Revenue	$ Nil	$ 21,700

Total revenue for the three months ended September 30, 2010 was $Nil compared to $21,700 for the three months ended September 30, 2009. This represents a decrease of $21,700 from that of the three months ended September 30, 2009, or 100%. This decrease reflects a decrease in operations.

Cost of Services

	Three Months Ended September 30, 2010 (Unaudited)	Three Months Ended September 30, 2009 (Unaudited)
Cost of Services	$ Nil	$ 16,039
% of Revenue	0%	26%

Total cost of services for three months ended September 30, 2010 was $Nil compared to $16,039 for the three months ended September 30, 2009. This represents a decrease of $16,039 from that of the three months ended September 30, 2009, or 100%. This decrease reflects a decrease in the operations. Expenses within cost of services included independent contractors, vendors, party rentals and party supplies.  As a percentage of revenue, cost of services decreased $Nil to 0% for the three months ended September 30, 2010 from 26% for the three months ended September 30, 2009.  This decrease is due to a decrease in operations.

Gross Profit

	Three Months Ended September 30, 2010 (Unaudited)	Three Months Ended September 30, 2009 (Unaudited)
Gross Profit	$ Nil	$ 29,223
% of Revenue	0%	26%

Gross profit decreased by $29,223 for the three months ended September 30, 2010 compared to the corresponding three months in the prior year. The decrease was primarily due to a decrease in operations.

Operating Expenses

	Three Months Ended September 30, 2010 (Unaudited)	Three Months Ended September 30, 2009 (Unaudited)
Operating Expenses	$ 12,541	$ 11,343
% of Revenue	100%	48%

Operating Expenses increased over the period due to decreasing revenue and expenses due to a decrease in operations. Operating Expenses increased from $11,343 for the three months ended September 30, 2009 to $12,541 for the three months ended September 30, 2010.

Liquidity and Capital Resources

Since our inception, we have financed our operations through, loans and equity from our principal and funds generated by our business. From time to time, our majority stockholder and chief executive officer advance funds to the company for our working capital needs. The advances from our majority stockholder and chief executive officer bear no interest and have no formal repayment terms. However, our majority stockholder and chief executive officer has no contractual obligations to fund our operations and there is no assurance that future funding may be available through advances or loans from or the sale of equity to our major stockholder and chief executive officer.  As of September 30, 2010, we had approximately $Nil in cash, which may not be adequate to satisfy our ongoing working capital needs. During fiscal year 2011, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to keep the company operating and support growth.

Net Cash Provided by (Used in) Operating Activities.

Net cash used by operating activities amounted to $(16,800) for the three months ended September 30, 2010 compared to net cash used in operating activities of $(5,988) for the three months ended September 30, 2009.  This change is primarily due to a decrease in operations.

Net Cash Used by Investing Activities.

There was no investing activity for the three months ended September 30, 2010 compared to net cash used by investing activities of $Nil for the three months ended September 30, 2009.

Net Cash Provided by Financing Activities.

There was $16,800 received in financing activities for the three months ended September 30, 2010 compared to net cash received in financing activities of $Nil for the three months ended September 30, 2009.

Over the next twelve months we believe that our existing capital may not be sufficient to sustain our operations.   No assurance can be made that additional capital would be available, and if available it may take either the form of debt or equity. In either case, obtaining additional capital could have a negative impact on our financial condition and our shareholders.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Application of Critical Accounting Policies

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2010 or 2009.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock to reflect the potential dilution that could occur from common shares issuable through stock options and warrants during the period.  There were no potentially dilutive shares outstanding as of September 30, 2010 or 2009.

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

Item 4.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and president, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures that are designed with the objective on ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2010, our disclosure controls and procedures are ineffective to satisfy the objectives for which they are intended.

Changes in Internal Controls

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors

We may not be able to continue as a going concern and if we do not our stock may become worthless.

As reflected in the accompanying financial statements, the company had an accumulated deficit of $76,717 at September 30, 2010, net loss from operations and net cash used in operations of $16,800 and $Nil for the quarter then ended.  While the company is attempting to produce sufficient revenues, the company’s cash position may not be enough to support the company’s daily operations.  Management will continue to make efforts to increase revenues by operating at higher levels.  The ability of the company to continue as a going concern is dependent upon the company’s ability to further implement its business plan and generate sufficient revenues.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

If we do not receive additional funding to expand operations the value of our stock could be adversely affected.

As of September 30, 2010, we had cash of approximately $Nil.  We estimate that such cash reserves are not sufficient to fund our daily operations. To fund our daily operations we must raise additional capital.  No assurance can be given that we will receive additional funds required to fund our daily operations.  In addition, in the absence of the receipt of additional funding we may be required to scale back current operations.

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

Our chief financial officer does not have any experience as a chief financial officer.  While we are seeking to hire a chief financial officer, we may not be successful in these efforts.  In the absence of a chief financial officer we will be unable to fully implement internal controls and procedures required of a public corporation.  As a result we may become subject to regulatory inquiries and reviews which may hamper our ability to move forward with our business.

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

There are inherent risks involved with producing events. As a result, personal injuries and accidents have, and may, occur from time to time, which could subject us to claims and liabilities for personal injuries. Incidents in connection with our events at any venues that we rent could also result in claims, reducing operating income.  While we maintain insurance policies that provide coverage within limits that are sufficient, in management’s judgment, to protect us from material financial loss for personal injuries sustained by persons at our venues or accidents in the ordinary course of business, there can be no assurance that such insurance will be adequate at all times and in all circumstances.

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

Prior to the date of this prospectus, there has not been any established trading market for our common stock, and there is currently no public market whatsoever for our securities.  Spartan Securities Group Ltd.  filed an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTC Bulletin Board maintained by FINRA commencing upon the effectiveness of our registration statement of which this prospectus is a part.  We have obtained the symbol VELV, but no active trading market has developed.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors. In addition, our common stock has not been and is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception, and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.  Because of the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in these securities.

Our Board of Directors is authorized to issue shares of preferred stock, which may have rights and preferences detrimental to the rights of the holders of our common shares.

We are authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value. As of the end of the current quarter, we have not issued any shares of preferred stock. Our preferred stock may bear such rights and preferences, including dividend and liquidation preferences, as the board of directors may fix and determine from time to time. Any such preferences may operate to the detriment of the rights of the holders of the common stock being offered hereby.

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

All of the outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company’s outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTC Bulletin Board (if and when listed thereon) is not an “automated quotation system” and, accordingly, market based volume limitations are not available for securities quoted only over the OTC Bulletin Board. As a result of revisions to Rule 144 which became effective on or about February 15,

2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of one year. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports of Form 8-K

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

VELVET ROPE SPECIAL EVENTS, INC.

Date:  November 15, 2010

/s/ Maneeja Noory

Maneeja Noory

President and Chief Executive Officer

(Principal Executive Officer, Principal Financial

Officer and Principal Accounting Officer)

16