Form 10-K
period 2010-12-31
EASTERN SECURITY & PROTECTION SERVICES, INC.
filed 2011-03-31
CIK 1446140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	__________ to __________

Commission file number	333-154422

EASTERN SECURITY & PROTECTION SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0217073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

68 Harbin Road, Shenyang, Liaoning, People's Republic of China	110002
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	86-24-2250-1035

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2010 was $nil based on a $nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
7,123,322 as of March 31, 2011

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Item 1.       Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean Eastern Security Protection Services, Inc. and our wholly owned subsidiary, China Currency Development Limited, a Hong Kong corporation, Liaoning Huaxun Security Service Operation Co., Ltd., a People's Republic of China corporation (wholly-owned by China Currency Development Limited) and Shenyang Huaxun Jiuding Venture Technology Co., Ltd., a People's Republic of China corporation (wholly-owned by Liaoning Huaxun Security Service Operation Co., Ltd.).

General Overview

We were originally organized under the laws of the State of California on August 22, 2005, as Velvet Rope Special Events, Inc. and became a Delaware Corporation on June 17, 2008. From our inception, we were engaged in various business endeavors including full-service corporate and social event planning for organizations and individuals.  Recently, our management decided to redirect our business focus towards identifying and pursuing options regarding the acquisition of operating businesses.

On December 31, 2010, we completed a reverse acquisition transaction with China Currency Development Limited, Maneeja Noory (our former controlling shareholder and former officer and director), and ACE Strategy Holdings Limited (“ACE”),  pursuant to which we acquired 100% of the issued and outstanding capital stock of China Currency in exchange for 1,173,000 pre-split shares of our common stock, par value $0.0001, and 68,445 warrants with each warrant to purchase 1 share of our common stock at an exercise price of $5.11 per share.  The warrants vested immediately upon issuance and will expire on December 31, 2013.  Both the number and purchase price of the warrants are adjustable for any future dilution or concentration of our common stock resulting from a capital reorganization.  The 1,173,000 and 68,445 warrants issued to the designees of ACE constituted 84.94% of our issued and outstanding capital stock on a fully-diluted basis (which assumes the issuance of the common shares underlying the warrants) immediately after completion of the reverse acquisition and after giving effect to the concurrent cancellation of 3,920,000 shares of our common stock by Ms. Noory.

As a consequence of the Exchange Agreement we adopted the business of China Currency and its subsidiaries, Shenyang Huaxun Jiuding Venture Technology Co., Ltd. and Liaoning Huaxun Security Service Operation Co., Ltd.

Our Business

Our business has relationships with over 90 safety and security systems original equipment manufacturers throughout China. Typically, we enter into master agreements with our suppliers at the beginning of each year, which provide the general terms, prices and conditions for transactions in the supplier's products over the year. We then enter into separate purchase agreements each time we actually purchase products from a supplier. When we purchase the products from our suppliers, we take title to the items and book them as inventory. We then sell and install the products to our customers.

We have integrated operations in the sales and service of security and safety systems, our principal business. We conduct our business through Shenyang Security by purchasing from security and safety system suppliers and then selling, installing and servicing the products to our customers. Our security and safety systems business is focused on the market of Liaoning province, which includes major cities such as, Shenyang, Anshan, Benxi, Dalian, and Dandong, which have approximately 42 million people. We operate a large regional security and safety systems network in Liaoning province supported by strategically placed facilities. For the year ended December 31, 2010, revenue generated from our security and safety systems business was $16.5 million.

We sell, install and service over 400 products from approximately 90 suppliers through our distribution network in compliance with PRC regulations. In 2010, revenue derived from the sales, installation and service of third-party products constituted all of our revenue. The terms of our distribution agreements vary between suppliers and vary in terms of payment period, arrangement of delivery, pricing and quality requirements. The general payment terms vary from advance deposit, to cash on delivery, to payment up to 90 days from delivery, and the payment can be settled by means of bank collection, remittance, bills payable, postal check. The delivery is either to our warehouse, railway station, or prescribed destination within Shenyang City. The quality of safety and security systems supplied is in accordance with the prescribed national standard requirement. Our top 5 suppliers in our security and safety systems business accounted for 99% of our purchases in 2010.

Information Regarding our Operating Divisions

In fiscal year 2010, our operations were comprised of two operating divisions:

●	The Supply and Installation Project Division provides design, sales, installation, of electronics security and safety systems to residential, commercial, industrial and governmental customers;

●	The Service Division provides security and safety services and maintenance; and,

With these two divisions, we are able to provide one-stop service to our customers, including not only products, but also services, installations, maintenance, software, system upgrading, and other related solutions, which we believe many of our competitors cannot match.

Supply and Installation Division

Our Installation Division performs installations of surveillance and safety products and systems for customer projects. It also provides project design, material supply, engineering, and operating maintenance services. Our Installation Segment has provided these services in China for six years and has successfully completed 4 projects in 2010.  Our Installation Segment supplied and installed surveillance and safety systems for various projects involving railways, schools, banks, highways, commercial buildings, and public security and government entities, among others.

In 2004, the Chinese government promulgated the “Safe City” (or “Plan 3111”) initiative, which requires about 660 cities throughout China to install and operate street surveillance, and we are a government-recommended Safe City vendor. Our Installation Division is devoted to constructing Safe City projects as well as many other surveillance and safety projects in China. Our one-stop technical support and service system including project design, material supply, engineering and operating maintenance, offers an all-covered solution.

Service Division

Our Service Division provides general services to our clients. Our Service Division offers a full range of surveillance and safety services, including network alarm response services, safety and surveillance products and solutions’ post-sale, maintenance services, software upgrading services, project integration services, security guard services, safety and surveillance consulting services, and safety and surveillance trustee services.

Principal Products

We sell security, surveillance and safety products supplied by third-party electronic companies. Our main products include standalone DVRs, embedded DVRs, mobile DVRs, digital cameras, intelligent control system software platforms, perimeter security alarm systems, monitors, and auxiliary apparatuses.

●	Standalone DVRs

The standalone DVR stores digital images captured by security cameras. It also controls the recording functions of the cameras and manages the storage of the data. This product has a pre-installed surveillance software system, which enables it to perform access control and recording functions. This product has the competitive features of small size, low cost and high reliability. The primary markets for this product are small- to medium-size businesses, non-profit organizations and private residences. It is generally used for small-scale surveillance and safety needs.

●	Embedded DVRs

Similar to the standalone DVR, the embedded DVR provides recording and compression functions. As compared to the standalone DVR, the embedded DVR has higher capacity to accommodate the recording functions for a greater number of cameras. The primary markets for these products are large projects and community security projects.

●	Mobile DVRs

Similar to the standalone DVR, the mobile DVR is smaller in size and has a maximum of 4 ports. The mobile DVR can be installed in a vehicle and enables recording of digital video images within the vehicle’s cabin. The primary markets for this product are the transportation industry and governmental agencies.

●	Digital Cameras

Digital cameras can be easily installed in most locations on a customer’s site. The range of cameras that we sell includes high-speed dome cameras, which can view 360 degrees, pan, zoom, and tilt, all at high speed, color Charge Coupled Device (CCD) cameras, indoor color CCD dome cameras, color/black and white CCD flying saucer cameras, infrared CCD multi-function cameras, mini-digital signal processing cameras, indoor standalone sphere CCD cameras, and network high-speed sphere CCD cameras.

●	Intelligent High-Speed Dome Cameras

The intelligent high-speed dome camera is an integrated camera system using high-speed, spherical, 360-degree movement. The high-speed dome camera is developed with a shield and platform. The shield protects the camera while the platform provides greater control over the camera’s direction and view. The intelligent high-speed dome camera is mostly used in mountainous, wet and unstable conditions.

●	Intelligent Control System Software Platforms

The intelligent control system software platforms are used for the management of all integration of security equipment and IP-based network security management software. We will continue to strengthen our software development platform with a more organic combination with hardware and software to achieve greater success when bidding for Safe City projects.

●	Perimeter Security Alarm Systems

The perimeter security alarm system is a motion sensor which concentrates on protecting all of the accessible entry points and prevents intrusion at home. The alarm system is highly resistant to interference and influence by environmental effects and the surrounding magnetic field.

●	Monitors

The security monitors provide high-definition video, reliability and color reducibility. Monitor products include LCD multiple screen combination panel walls, LCD advertising players, built-in quadruple LCD/CRT monitors, IP monitor, and progressive scanning color digital monitors.

Marketing

Our customers are primarily: (1) governmental entities, such as customs agencies, courts, public security bureaus, and prisons; (2) non-profit organizations, including schools, museums, sports arenas, and libraries; and (3) commercial entities, such as airports, hotels, real estate, banks, mines, railways, supermarkets, and entertainment venues; and (4) multi-unit residential real estate developers. Because a large percentage of our revenues are derived from the installation of surveillance and safety systems which are generally non-recurring, we do not rely exclusively on one single or a small group of customers. We generally do not generate significant revenues from any existing client after the installation project is completed unless that client has additional installation sites for which our services might be required.

We have developed a multi-tiered marketing plan, allowing us to effectively market products and services to our clients. We sell most of our products and services through our own distribution network. Our distribution and sales networks cover most of Liaoning’s populated areas, but we rely on the city of Shenyang for the majority of our revenues.

In addition to our own branch offices and employees, we cooperate with independent sales agents and have established close relationships with these sales agents in order to take advantage of their regional resources and provide products and services that are tailored to the needs of our customers in those regions.

Through this distribution and marketing network, we believe we can continue to promote our brand recognition, strengthen the management of our distribution network and improve our sales revenue and market share.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues are usually higher in the second half of the year than in the first half of the year, and the first quarter is usually the slowest quarter because fewer projects are undertaken during and around the Chinese spring festival.

Principal Customers

We have more than 1000 customers. Our customers are primarily: 1) governmental entities, such as customs agencies, courts, public security bureaus, and prisons; (2) non-profit organizations, including schools, museums, sports arenas, and libraries; (3) commercial entities, such as airports, hotels, real estate, banks, mines, railways, supermarkets, and entertainment venues; and (4) multi-unit residential real estate developers. Our five largest customers accounted for approximately 62.01% of our revenues for the year ended December 31, 2010.

Customer Type	Percentage of Revenue
Governmental Entities	3.01%
Non-Profit Organizations	9.92%
Commercial Entities	18.53%
Residential	59.52%
Other	9.02%

For the year ended December 31, 2010, our five largest customers were:

Customer Name	Address	Percentage of Sales
Shenyang Cheng Jian Tong Xin Intelligence Engineering Co., Ltd.	Floor 7, No.8, Renao Road, Shenhe District, Shenyang, Liaoning	50.96
Shenyang Ji Da Intelligence Engineering Co., Ltd.	4A015, Building C, Dongruan Computer Marketplace, Sanhao Street, Heping District, Shenyang, Liaoning	5.46
Shenyang Xin Shan Electronic Engineering Co., Ltd.	No. 114, Nanta Street, Dongling District, Shenyang, Liaoning	2.03
Shenyang Dong Ruan System Integration Engineering Co., Ltd.	No. 84, Sanhao Street, Heping District, Shenyang, Liaoning	1.81
Shenyang Dong Jin Electronic Engineering Co., Ltd.	No. 40, Fengle Second Road, Dongling District, Shenyang, Liaoning	1.75

Principal Suppliers

Shenzhen is one of the biggest and most concentrated bases for electronic products in China. As a result, there are numerous suppliers and vendors of safety and security systems products. Because of the high level of competition among the suppliers, the prices of our principal products are relatively stable, and we are able to purchase these products at reasonable prices. We have entered into written contracts with several major suppliers and vendors.

We purchase all of the products we sell and install from PRC based manufacturers. We have approximately 155 suppliers. Our five largest suppliers accounted for approximately 99% of our costs for the year ended December 31, 2010.

For the year ended December 31, 2010, our five largest suppliers were:

Supplier Name	Address	Percentage of Purchased Products
Shenyang Jia Jie Wei Ye Electronic Co., Ltd.	No.1-20-3, No.90-1, Sanhao Street, Heping District, Shenyang, Liaoning	48.26
Shenyang Xin Hong Yu Scientific and Technical Co., Ltd.	No. 4-2, Wencui Road, Heping District, Shenyang, Liaoning	17.47
Shenyang New Development Area Xi Ke Rui Electronic Co., Ltd.	No.90, South Sanhao Street, Heping District, Shenyang, Liaoning	13.64
Shenyang Nan Hu Fu Yang Electronics Sales Office Co., Ltd.	No. 148, Weiyong Building, No.88, Sanhao Street, Heping District, Shenyang, Liaoning	11.68
Shenyang New Development Area Xia Guang Intelligence Engineering Sales Office Co., Ltd.	3A003, Building C, Dongruan, No. 84, Sanhao Street, Heping District, Shenyang, Liaoning	7.71

Competition

There are many companies in China engaged in the business of surveillance and safety products and designing and installing surveillance and safety systems. The surveillance and safety industry in China is still nascent, and no company has obtained the dominating position. In addition, it is difficult in the surveillance and safety industry for very large companies to reap benefits from their size, because most of surveillance and safety projects require the product to be specially tailored to meet customers’ individual requirements.

In the surveillance and safety industry, competition is based on price, product quality, ability to distribute products, and ability to provide after-sales service.

We believe our major competitors include, but are not limited to, the following: China Network Communication Corporation; China Security & Surveillance Technology, Inc.; China Telecommunications Corporation; Zhejiang Dahua Technology Co., Ltd.; Huawei Technologies Co., Ltd.; Nanwang Information Industry Group Co., Ltd.; and, Harbin Synjones Electronic Co., Ltd.

Some of our competitors are larger than we are and possess greater name recognition, assets, personnel, sales, and financial resources. However, these competitors generally have higher prices for their products, and most of them do not have distribution networks in Liaoning that are as developed as ours.

We believe that the range of our product and service offerings, our brand recognition by the market, our capital resources, our relatively low labor costs, and our extensive distribution channels enable us to compete favorably in the market for the surveillance and safety products and services that we offer in China.

Government Regulations

Because most of our operating subsidiaries are located in the PRC, we are regulated by the national and local laws of the PRC.

There is no private ownership of land in China, and all land ownership is held by the government of the PRC, its agencies and collectives. Land use rights for commercial use can be obtained from the government for a period of up to 50 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee.

In addition, we are also subject to the PRC’s foreign currency regulations. The PRC government has control over RMB reserves through, among other things, direct regulation of the conversion of RMB into other foreign currencies. Although foreign currencies which are required for “current account” transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government.

We believe that we are in material compliance with all registrations and requirements for the issuance and maintenance of all licenses required by the governing bodies, and that all license fees and filings are current.

Environmental Regulations

The major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution.

We have not been named as a defendant in any legal proceedings alleging violation of environmental laws and have no reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations due to any non-compliance with environmental laws.   To the knowledge of our management, we have been in full compliance with environmental protection regulations during at least the past three years.

Tax

Pursuant to the Provisional Regulation of China on Value Added Tax ("VAT") and their implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay VAT at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to a portion of or all the refund of VAT that it has already paid or borne.

Foreign Currency Exchange

Under the PRC foreign currency exchange regulations applicable to us, the Renminbi is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of Renminbi for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of the PRC State Administration of Foreign Exchange, or SAFE. Foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE. Capital investments by foreign-invested enterprises outside of China are also subject to limitations, which include approvals by the Ministry of Commerce, the SAFE and the State Reform and Development Commission.

Dividend Distributions

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China are required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends.

Intellectual Property

Our business depends, in part, on our ability to conduct our business without infringing on the proprietary rights of others. Similarly, we intend to maintain and protect all future intellectual property rights that may arise from our research and development activities. We rely primarily on employee and third-party confidentiality agreements to safeguard our intellectual property.  We intend to register any rights that we may have in the future and that arise under trademark, copyright or patent law, as reasonably required in order to ensure the success of our business.  As of December 31, 2010, we had not attempted to register any such rights.

PRC law provides that anyone wishing to exploit the patent of another must conclude a written licensing contract with the patent holder and pay the patent holder a fee. One rather broad exception to this, however, is that, where a party possesses the means to exploit a patent but cannot obtain a license from the patent holder on reasonable terms and in reasonable period of time, the PRC State Intellectual Property Office, or SIPO, is authorized to grant a compulsory license. A compulsory license can also be granted where a national emergency or any extraordinary state of affairs occurs or where the public interest so requires. SIPO, however, has not granted any compulsory license up to now. The patent holder may appeal such decision within three months from receiving notification by filing a suit in a people's court.

Research and Development

Currently, we have approximately 15 employees devoted to our research and development efforts, which are aimed at finding new varieties of products, improving existing products, improving overall product quality, and reducing production costs. We established a research and development center located in Shenyang in 2010.  We have incurred $24,349 on research and development over the last two fiscal years.

Employees

We have approximately 148 full-time employees. Approximately 29 of them are administrative and accounting staff, approximately 15 of them are research and development staff and approximately 104 of them are engineers and sales staff.

As required by applicable Chinese law, we have entered into employment contracts with most of our officers, managers and employees. We believe that we maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations. Our employees in China participate in a state pension plan organized by Chinese municipal and provincial governments. We are required to contribute monthly to the plan at the rate of 23% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with various types of social insurance. We believe that we are in material compliance with the relevant PRC laws.

With the expansion of our business operations and several anticipated acquisitions, we expect that the number of our employees will increase in the next 12 months.

Our management believes that we maintain good relations with our employees.

Subsidiaries

We have the following subsidiaries:

China Currency Development Limited, a Hong Kong corporation, Liaoning Huaxun Security Service Operation Co., Ltd., a People's Republic of China corporation (wholly-owned by China Currency Development Limited) and Shenyang Huaxun Jiuding Venture Technology Co., Ltd., a People's Republic of China corporation (wholly-owned by Liaoning Huaxun Security Service Operation Co., Ltd.).

Item 1A.     Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Relating to Our Business

Our operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Our operating history may not provide a meaningful basis on which to evaluate our business. We cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses.

Due to the nature of our business, we do not have significant amounts of recurring revenues from our existing customers, and we are highly dependent on new business development.

Most of our revenues are derived from the installation of surveillance and safety systems which are generally non-recurring. Our customers are primarily governmental entities, non-profit organizations and commercial entities, such as airports, customs agencies, hotels, real estate developments, banks, mines, railways, supermarkets, and entertainment enterprises. We sell and install security systems for these customers and generate revenues from the sale of these systems to our customers and, to a lesser extent, from maintenance of these systems for our customers. After we have sold and installed a system at any particular customer site, we have generated the majority of revenues from that particular client. We do not expect to generate significant revenues from any existing client in future years unless that client has additional installation sites for which our services might be required. Therefore, in order to maintain a level of revenues each year that is at or in excess of the level of revenues we generated in prior years, we must identify and be retained by new clients. If our business development, marketing and sales techniques do not result in an equal or greater number of projects of at least comparable size and value for us in a given year compared to the prior year, then we may be unable to increase our revenues and earnings or even sustain current levels in the future.

A decrease or delay in state or local mandating and funding of surveillance and safety system installation and operation may cause our revenues and profits to decrease.

We depend substantially on national, state and local government laws mandating and funding surveillance and safety system installation and operation in China. We expect that this dependence will continue for the foreseeable future. If China’s priorities change, whether due to tightening budgets, shifting policy, or otherwise, initiatives such as the Safe City Project may be abandoned or cut back, and our financial condition and results of operations may suffer material adverse effects.

We may be unable to compete successfully against new and existing competitors.

The major market for our products and business operations is the cities, villages and towns of province. We may face increasing competition in the future as we expand our business in Liaoning province and our adjacent provinces. As we expand our operations in the sales and service security and safety systems market, we will encounter competition from other companies existing in our target markets, such as China Network Communication Corporation, China Security & Surveillance Technology, Inc., and China Telecommunications Corporation, and may face future competition from new foreign and domestic competitors entering the security and safety systems market in China. Our current and future competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional and distribution activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. Competition could reduce our market share or force us to lower our prices to unprofitable levels.

Our current business operations rely heavily upon Mr. Rui Tan, our Chief Executive Officer and Chair, and adding other key employees essential to growing our business.

We have been heavily dependent upon the expertise and management of Mr. Rui Tan, our Chair and Chief Executive Officer, and his continued services. The loss of Mr. Tan’s services could seriously interrupt our business operations. Although we have entered into an employment contract with Mr. Tan, pursuant to which Mr. Tan agrees to serve as our full time Chief Executive Officer, and Mr. Tan has not indicated any intention of leaving us, the loss of his service for any reason could have a very negative impact on our ability to fulfill our business plan.  In addition, we face competition for attracting skilled personnel. If we fail to attract and retain qualified personnel to meet current and future needs, this could slow our ability to grow our business, which could result in a decrease in market share.

The limited public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. Securities Laws.

Our management team has limited public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Our senior management has never had sole responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including the establishing and maintaining internal controls over financial reporting.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

If we need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competition; and (iii) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain additional funding, we may be required to: (i) limit our marketing efforts; and (ii) decrease or eliminate capital expenditures. Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

Our business could be adversely affected by reduced levels of cash, whether from operations or from borrowings.

Historically, our principal sources of funds have been cash flows from operations and borrowings from banks and other institutions. Our operating and financial performance may generate less cash and could result in our failing to comply with our credit agreement covenants. We were in material compliance with these covenants in fiscal year 2009 and expect to be in compliance with these covenants during fiscal year 2010. However, our ability to remain in compliance in the future will depend on our future financial performance and may be affected by events beyond our control. There can be no assurance that we will generate sufficient earnings and cash flow to remain in compliance with the credit agreement, or that we will be able to obtain future amendments to the credit agreement to avoid a default. In the event of a default, there can be no assurance that we could negotiate a new credit agreement or that we could obtain a new credit agreement with satisfactory terms and conditions within a reasonable time period.

We sometimes extend credit to our customers. Failure to collect the trade receivables or untimely collection of them could affect our liquidity.

We extend credit to some of our customers while generally requiring no collateral. Generally, our customers pay in installments, with a portion of the payment upfront, a portion of the payment upon receipt of our products by our customers and before the installation, and a portion of the payment after the installation of our products and upon satisfaction of our customer. Sometimes, a small portion of the payment will not be paid until after a certain period following the installation. We perform ongoing credit evaluations of our customers’ financial condition and generally have no difficulties in collecting our payments. However, if we encounter future problems collecting amounts due from our clients or if we experience delays in the collection of amounts due from our clients, our liquidity could be negatively affected.

If our subcontractors fail to perform their contractual obligations, our ability to provide services and products to our customers, as well as our ability to obtain future business, may be harmed.

Many of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services that we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by those subcontractors. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services may materially and adversely impact our ability to perform our obligations to our customers, could expose us to liability and could have a material adverse effect on our ability to compete for future contracts and orders.

We may have difficulty defending our intellectual property rights from infringement resulting in lawsuits requiring us to devote financial and management resources that would have a negative impact on our operating results.

We regard our trademarks and other similar intellectual properties as critical to our success. We rely on trademark and other similar intellectual properties, as well as confidentiality and license agreements with certain of our employees, customers and others to protect our proprietary rights. We have received trademark registration for certain of our products in the PRC. No assurance can be given that our licenses will not be challenged, invalidated, infringed or circumvented, or that our intellectual property rights will provide competitive advantages to us. There can be no assurance that we will be able to obtain a license from a third-party technology that we may need to conduct our business or that such technology can be licensed at a reasonable cost.

Presently, we sell our products mainly in PRC. To date, no trademark or patent filings have been made other than in PRC. To the extent that we market our products in other countries, we may have to take additional action to protect our intellectual property. The measures we take to protect our proprietary rights may be inadequate and we cannot give you any assurance that our competitors will not independently develop products and processes that are substantially equivalent or superior to our own or copy our products.

There is no assurance that we will pay dividends to shareholders in the future.

Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

We may incur significant costs to ensure compliance with United States corporate governance and accounting requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Our growth strategy requires us to make acquisitions in the future which could subject us to significant risks, any of which could harm our business.

Our growth strategy includes identifying and acquiring or investing in suitable candidates on acceptable terms. Over time, we may acquire or make investments in other providers of products that complement our business and other companies in the security industry. The successful integration of these companies and any other acquired businesses require us to:

●	integrate and retain key management, sales, research and development, production and other personnel;

●	incorporate the acquired products or capabilities into our offerings from an engineering, sales and marketing perspective;

●	coordinate research and development efforts;

●	integrate and support pre-existing supplier, distribution and customer relationships; and

●	consolidate duplicate facilities and functions and combine back office accounting, order processing and support functions.

Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

●	diversion of management’s attention from running our existing business;

●	increased expenses, including travel, legal, administrative and compensation expenses resulting from newly hired employees;

●	increased costs to integrate personnel, customer base and business practices of the acquired company with our own;

●	adverse effects on our reported operating results due to possible write-down of goodwill associated with acquisitions;

●	potential disputes with sellers of acquired businesses, technologies, services, products and potential liabilities; and,

●	dilution to our earnings per share if we issue common stock in any acquisition.

Moreover, performance problems with an acquired business, technology, product or service could also have a material adverse impact on our reputation as a whole. Any acquired business, technology, product or service could significantly underperform relative to our expectations, and we may not achieve the benefits we expect from our acquisitions. Geographic distance between business operations, the compatibility of the technologies and operations being integrated and the disparate corporate cultures being combined also presents significant challenges. Acquired businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, billing, information and other systems. If we cannot overcome these challenges, we may not realize actual benefits from past and future acquisitions, which will impair our overall business results.

Our acquisition strategy also depends on our ability to obtain necessary government approvals, as described under “- Risks Related to Doing Business in China - We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.”

Due to our rapid growth in recent years, our past results may not be indicative of our future performance so evaluating our business and prospects may be difficult.

Our business has grown and evolved rapidly in recent years as demonstrated by our growth in sales revenue from approximately $6,273,361 in 2009 to $16,494,752 in 2010. We may not be able to achieve similar growth in future periods, and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Therefore, you should not rely on our past results or our historical rate of growth as an indication of our future performance.

Management's estimates and assumptions affect reported amounts of expenses and changes in those estimates could impact operating results.

Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually, and the results of such testing may adversely affect our financial results. We use a variety of valuation techniques in determining fair value. The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded, and actual results may differ significantly from the estimates and assumptions used.

We recognize deferred tax assets and liabilities for the expected future tax consequences of events which are included in the financial statements or tax returns. In assessing the realizability of the deferred tax assets, management makes certain assumptions about whether the deferred tax assets will be realized. We expect the deferred tax assets currently recorded to be fully realizable; however, there can be no assurance that an increased valuation allowance would not need to be recorded in the future.

Our facilities, or facilities of our customers or suppliers, could be susceptible to natural disasters.

All of our facilities and many of the facilities of our customers and suppliers are located in China. Natural disasters, such as floods and earthquakes, occur frequently in China, and they pose substantial threats to businesses with operations there. As a developing country, China’s emergency-response ability is limited, and its ability to provide emergency reconstruction and other aid to businesses affected by natural disasters is limited. Should a natural disaster severely damage one of our facilities, or damage a major facility of one or more of our significant customers or suppliers, our business could be materially disrupted.

Our insurance coverage may be inadequate to protect us against losses.

Like many other Chinese companies, we do not carry property insurance coverage for our facilities and inventories and do not have any business liability, loss of data or business interruption insurance coverage for our operations in China. If any claims for injury are brought against us, or if we experience any business disruption, litigation or natural disaster, we might incur substantial costs and diversion of resources.

Our quarterly operating results are likely to fluctuate, which may affect our stock price.

Our quarterly revenues, expenses, operating results and gross profit margins vary from quarter to quarter. As a result, our operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of our common stock. The reasons our quarterly results may fluctuate include:

●	seasonality inherent in the surveillance and safety industry;

●	variations in profit margins attributable to product mix;

●	changes in the general competitive and economic conditions;

●	delays in, or uneven timing in the delivery of, customer orders;

●	the introduction of new products by us or our competitors; and

●	delays in surveillance and safety funding and budgetary restraints on national and local government spending.

Period to period comparisons of our results should not be relied on as indications of future performance.

Future government regulations or other standards could have an adverse effect on our operations.

Our operations are subject to a variety of laws, regulations and licensing requirements of national and local authorities in the PRC. In certain jurisdictions, we are required to obtain licenses or permits and to meet certain standards in the conduct of our business. The loss of such licenses, or the imposition of conditions to the granting or retention of such licenses, could have an adverse effect on us. In the event that these laws, regulations and/or licensing requirements change, we may be required to modify our operations or to utilize resources to maintain compliance with such rules and regulations. In addition, new regulations may be enacted that could have an adverse effect on us.

Our limited ability to protect our intellectual property, and the possibility that our technology could inadvertently infringe technology owned by others, may adversely affect our ability to compete.

We rely on a combination of trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. A successful challenge to the ownership of our technology could materially damage our business prospects. Our competitors may assert that our technologies or products infringe on their patents or proprietary rights. We may be required to obtain from others licenses that may not be available on commercially reasonable terms, if at all. Problems with intellectual property rights could increase the cost of our products or delay or preclude our new product development and commercialization. If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our technology license positions or to defend against infringement claims.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated any of these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We are similarly subject to Chinese anti-corruption laws. We have operations, agreements with third parties and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our Company, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

China Currency is a Hong Kong company, while our operating subsidiaries are PRC companies, and most of our officers and directors reside outside the United States. Therefore, certain judgments obtained against our Company by our shareholders may not be enforceable in Hong Kong or China.

China Currency is a Hong Kong company and our operating subsidiaries are PRC companies. Most of our officers and directors reside outside of the United States. All or substantially all of our assets and the assets of these persons are located outside of the United States.

As a result, it may not be possible for investors to effect service of process within the United States upon our Company or such persons or to enforce against it or these persons the United States federal securities laws, or to enforce judgments obtained in United States courts predicated upon the civil liability provisions of the federal securities laws of the United States, including the Securities Act and the Exchange Act.

Risks Related To Our Industry

Seasonality affects our operating results.

Our sales are affected by seasonality. Our revenues are usually higher in the second half of the year than in the first half of the year because fewer projects are undertaken during and around the Chinese spring festival.

Our success relies on our management’s ability to understand the highly evolving surveillance and safety industry.

The Chinese surveillance and safety industry is nascent and rapidly evolving. Therefore, it is critical that our management is able to understand industry trends and make good strategic business decisions. If our management is unable to identify industry trends and act in response to such trends in a way that is beneficial to us, our business will suffer.

If we are unable to respond to the rapid changes in our industry and changes in our customer’s requirements and preferences, our business, financial condition and results of operations could be adversely affected.

If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we could lose customers and market share. The surveillance and safety industry is characterized by rapid technological change. Sudden changes in customer requirements and preferences, the frequent introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products, services and systems obsolete. The emerging nature of products and services in the surveillance and safety industry and their rapid evolution will require that we continually improve the performance, features and reliability of our products and services. Our success will depend, in part, on our ability to:

●	enhance our existing products and services;

●
anticipate changing customer requirements by designing, developing, and launching new products and services that address the increasingly sophisticated and varied needs of our current and prospective customers; and

●	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

The development of additional products and services involves significant technological and business risks and requires substantial expenditures and lead time. If we fail to introduce products with new technologies in a timely manner, or adapt our products to these new technologies, our business, financial condition and results of operations could be adversely affected. We cannot assure you that even if we are able to introduce new products or adapt our products to new technologies that our products will gain acceptance among our customers. In addition, from time to time, we or our competitors may announce new products, product enhancements or technological innovations that have the potential to replace or shorten the life cycles of our existing products, and that may cause customers to refrain from purchasing our existing products, resulting in inventory obsolescence.

We may not be able to maintain or improve our competitive position among strong competition in the surveillance and safety industry, and we expect this competition to continue to intensify.

The Chinese surveillance and safety industry is highly competitive. In addition, since China joined the World Trade Organization, we also face competition from international competitors. Some of our international competitors are larger than us and possess greater name recognition, assets, personnel, sales and financial resources. These entities may be able to respond more quickly to changing market conditions by developing new products and services that meet customer requirements or are otherwise superior to our products and services and may be able to more effectively market their products than we can because they have significantly greater financial, technical and marketing resources than we do. They may also be able to devote greater resources than we can to the development, promotion and sale of their products. Increased competition could require us to reduce our prices, result in our receiving fewer customer orders, and result in a loss of our market share. We cannot assure you that we will be able to distinguish ourselves in a competitive market. To the extent that we are unable to successfully compete against existing and future competitors, our business, operating results and financial condition could be materially adversely affected.

Our product offerings involve a lengthy sales cycle and we may not anticipate sales levels appropriately, which could impair our profitability.

Some of our products and services are designed for medium to large commercial, industrial and government facilities desiring to protect valuable assets and/or prevent intrusion into high security facilities in China. Given the nature of our products and the customers that purchase them, sales cycles can be lengthy as customers conduct intensive investigations and deliberate between competing technologies and providers. For these and other reasons, the sales cycle associated with some of our products and services is typically lengthy and subject to a number of significant risks over which we have little or no control. If sales in any period fall significantly below anticipated levels, our financial condition and results of operations could suffer.

We could face liability for our failure to respond adequately to alarm activations.

The nature of the services we provide potentially exposes us to greater risks of liability for employee acts or omissions or system failures that may be inherent in other businesses. In the event of litigation with respect to such matters, our financial condition and results of operations could be materially and adversely affected. In addition, the costs of such litigation could have an adverse effect on us.

Risks Relating To The People’s Republic Of China

Substantially all of our operating assets are located in China and substantially all of our revenue will be derived from our operations in China so our business, results of operations and prospects are subject to the economic, political and legal policies, developments and conditions in China.

The PRC’s economic, political and social conditions, as well as government policies, could impair our business.  The PRC economy differs from the economies of most developed countries in many respects.  China’s GDP has grown consistently since 1978 (National Bureau of Statistics of China).  However, we cannot assure you that such growth will be sustained in the future. If, in the future, China’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could impair our ability to remain profitable.  The PRC’s economic growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may have a negative effect on us.  For example, our financial condition and results of operations may be hindered by PRC government control over capital investments or changes in tax regulations.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the use of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over PRC economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We conduct substantially all of our operations and generate most of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

●	the higher level of government involvement;

●	the early stage of development of the market-oriented sector of the economy;

●	the rapid growth rate;

●	the higher level of control over foreign exchange; and

●	the allocation of resources.

As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall PRC economy, they may also have a negative effect on us.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of surveillance and safety investments and expenditures in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our business and prospects.

The PRC government exerts substantial influence over the manner in which we conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We conduct substantially all of our operations and generate most of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

●	the higher level of government involvement;

●	the early stage of development of the market-oriented sector of the economy;

●	the rapid growth rate;

●	the higher level of control over foreign exchange; and

●	the allocation of resources.

As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall PRC economy, they may also have a negative effect on us.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of surveillance and safety investments and expenditures in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our business and prospects.

If the Ministry of Commerce, or MOFCOM, China Securities Regulatory Commission, or CSRC, or another PRC regulatory agency, determines that MOFCOM and CSRC approval of our merger was required or if other regulatory obligations are imposed upon us, we may incur sanctions, penalties or additional costs which would damage our business.

On August 8, 2006, six PRC regulatory agencies, including the MOFCOM and the CSRC, promulgated the Rules on Acquisition of Domestic Enterprises by Foreign Investors, or the M&A Rules, a new regulation with respect to the mergers and acquisitions of domestic enterprises by foreign investors that became effective on September 8, 2006.  Article 11 of the New M&A Rules requires when a domestic company, enterprise or natural person uses an offshore company legally established or controlled by the domestic company, enterprise or natural person to engage in the merger and acquisition of a related domestic company, the application must be submitted to MOFCOM for approval.  Article 40 of the New M&A Rules requires that an offshore special purpose vehicle formed for overseas listing purposes and controlled directly or directly by PRC companies or individuals should obtain the approval of the CSRC prior to the listing and trading of such offshore special purpose vehicle’s securities on an overseas stock exchange, especially in the event that the offshore special purpose vehicle acquires shares of or equity interests in the PRC companies in exchange for the shares of offshore companies.  Article 39 of the New M&A Rules defines an offshore special purpose vehicle as an offshore company directly or directly controlled by a PRC domestic company or natural person for the purpose of the offshore listing of their equity interests in the domestic company.  On September 21, 2006, the CSRC published on its official website procedures and filing requirements for offshore special purpose vehicles seeking CSRC approval of their overseas listings.

We believe that MOFCOM and CSRC approvals were not required for our merger transaction or for the listing and trading of our securities on a trading market because we are not an offshore special purpose vehicle that is directly or directly controlled by PRC companies or individuals.  Although the merger and acquisition regulations provide specific requirements and procedures, there are still many ambiguities in the meaning of many provisions.  Further regulations are anticipated in the future, but until there has been clarification either by pronouncements, regulation or practice, there is some uncertainty in the scope of the regulations and the regulators have wide latitude in the enforcement of the regulations and approval of transactions.  If the MOFCOM, CSRC or another PRC regulatory agency subsequently determines that the MOFCOM and CSRC approvals were required, we may face sanctions by the MOFCOM, CSRC or another PRC regulatory agency.  If this happens, these regulatory agencies may impose fines and penalties on our operations in China, limit our operating privileges in China, delay or restrict the repatriation of the net proceeds, restrict or prohibit payment or remittance of dividends paid by Shenyang Security, or take other actions that could damage our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities.

The New M&A Rules establish more complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisition in China.

The New M&A Rules establish additional procedures and requirements that could make some acquisitions of PRC companies by foreign investors, such as ours, more time-consuming and complex, including requirements in some instances that the approval of the Ministry of Commerce shall be required for transactions involving the shares of an offshore listed company being used as the acquisition consideration by foreign investors.  In the future, we may grow our business in part by acquiring complementary businesses.  Complying with the requirements of the New M&A Rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

If the PRC imposes restrictions designed to reduce inflation, future economic growth in the PRC could be severely curtailed which could hurt our business and profitability.

While the economy of the PRC has experienced rapid growth, this growth has been uneven among various sectors of the economy and in different geographical areas of the country.  Rapid economic growth often can lead to growth in the supply of money and rising inflation.  In order to control inflation in the past, the PRC has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending.  Imposition of similar restrictions may lead to a slowing of economic growth, a decrease in demand for our products and generally damage our business and profitability.

Fluctuations in exchange rates could harm our business and the value of our securities.

The value of our ordinary shares will be directly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in RMB and the net proceeds (after the payment of fees and expenses in connection with the Private Placement) received by us from the Private Placement will be denominated and our financial results are reported in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect the relative purchasing power of these proceeds, our balance sheet and our earnings per share in U.S. dollars following this offering.  In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.  Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.  Since July 2005, the RMB has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Exchange controls that exist in the PRC may limit our ability to utilize our cash flow effectively.

We are subject to the PRC’s rules and regulations on currency conversion.  In the PRC, the State Administration for Foreign Exchange, or SAFE, regulates the conversion between Renminbi and foreign currencies. Currently, foreign investment enterprises, or FIEs, are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” As a result of our ownership of Shenyang Security, Shenyang Security is a FIE.  With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “current account” and “capital account.” Currency conversion within the scope of the “current account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE.  However, conversion of currency in the “capital account,” including capital items such as direct foreign investment, loans and securities, still require approval of the SAFE. Further, any capital contributions to Shenyang Security by its offshore shareholder must be approved by the Ministry of Commerce in China or its local counterpart. We cannot assure you that the PRC regulatory authorities will not impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our shareholders or to fund operations it may have outside of the PRC.

In August 2008, SAFE promulgated Circular 142, a notice regulating the conversion by FIEs of foreign currency into Renminbi by restricting how the converted Renminbi may be used.  Circular 142 requires that Renminbi converted from the foreign currency-dominated capital of a FIE may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC unless specifically provided for otherwise.  In addition, SAFE strengthened its oversight over the flow and use of Renminbi funds converted from the foreign currency-dominated capital of a FIE.  The use of such Renminbi may not be changed without approval from SAFE, and may not be used to repay Renminbi loans if the proceeds of such loans have not yet been used.  Violations of Circular 142 may result in severe penalties, including substantial fines as set forth in the SAFE rules.

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability and limit our ability to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us, or otherwise adversely affect us.

SAFE issued a public notice in October 2005, or the SAFE notice, requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose company.” PRC residents that are shareholders of offshore special purpose companies established before November 1, 2005 were required to register with the local SAFE branch before March 31, 2006.The failure of our beneficial owners to timely amend their SAFE registrations pursuant to the SAFE notice or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in the SAFE notice may subject such beneficial owners to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute dividends to our company or otherwise adversely affect our business.

Because Chinese law governs many of our material agreements, we may not be able to enforce our rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Chinese law governs many of our material agreements, some of which may be with Chinese governmental agencies. We cannot assure you that we will be able to enforce any of our material agreements or that remedies will be available outside of the PRC.  The system of laws and the enforcement of existing laws and contracts in the PRC may not be as certain in implementation and interpretation as in the United States. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Because our funds are held in banks in uninsured PRC bank accounts, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Funds on deposit at banks and other financial institutions in the PRC are often uninsured.  A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit.  Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from making loans or additional capital contributions to our PRC operating subsidiaries.

As an offshore holding company of our PRC operating subsidiaries, we may make loans to our PRC subsidiaries. Any loans to our PRC subsidiaries are subject to approval by relevant governmental authorities in China and other requirements under relevant PRC regulations.

We may also decide to finance our PRC subsidiaries by means of capital contributions. According to the relevant PRC regulations on foreign-invested enterprises in China, depending on the amount of total investment and the type of business in which a foreign-invested enterprise is engaged, capital contributions to foreign-invested enterprises in

China are subject to approval by the Ministry of Commerce or its local branches. We may not obtain these government approvals on a timely basis, if at all, with respect to future capital contributions by us to our PRC subsidiaries. If we fail to receive such approvals, our ability to capitalize our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Our business could be severely harmed if the Chinese government changes its policies, laws, regulations, tax structure or its current interpretations of its laws, rules and regulations relating to our operations in China.

Our business is located in Liaoning province, China and virtually all of our assets are located in China.  We generate our sales revenue only from customers located in China.  Our results of operations, financial state of affairs and future growth are, to a significant degree, subject to China’s economic, political and legal development and related uncertainties. Our operations and results could be materially affected by a number of factors, including, but not limited to

●	Changes in policies by the Chinese government resulting in changes in laws or regulations or the interpretation of laws or regulations;

●	Changes in taxation;

●	Changes in employment restrictions;

●	Import duties; and,

●	Currency revaluation.

Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activities and greater economic decentralization. If the Chinese government does not continue to pursue its present policies that encourage foreign investment and operations in China, or if these policies are either not successful or are significantly altered, then our business could be harmed.  Following the Chinese government’s policy of privatizing many state-owned enterprises, the Chinese government has attempted to augment its revenues through increased tax collection.  It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.  Continued efforts to increase tax revenues could result in increased taxation expenses being incurred by us.  Economic development may be limited as well by the imposition of austerity measures intended to reduce inflation, the inadequate development of infrastructure and the potential unavailability of adequate power and water supplies, transportation and communications.  In addition, the Chinese government continues to play a significant role in regulating industry by imposing industrial policies.

The Chinese laws and regulations which govern our current business operations are sometimes vague and uncertain and may be changed in a way that hurts our business.

China’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings.  The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade.  However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.   We are considered an FIE under Chinese laws, and as a result, we must comply with Chinese laws and regulations.  We cannot predict what effect the interpretation of existing or new Chinese laws or regulations may have on our business.  If the relevant authorities find us to be in violation of Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation: levying fines; revoking our business and other licenses; requiring that we restructure our ownership or operations; and requiring that we discontinue any portion or all of our business.

A slowdown or other adverse developments in the Chinese economy may materially and adversely affect our customers’ demand for our services and our business.

All of our operations are conducted in China and all of our revenues are generated from sales to businesses operating in China.  Although the Chinese economy has grown significantly in recent years, such growth may not continue. We do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the Chinese economy which may affect demand for our products.  A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in China may materially reduce the demand for our services and in turn reduce our results of operations.

Failure to comply with the U.S. Foreign Corrupt Practices Act and Chinese Anti-Corruption Laws could subject us to penalties and other adverse consequences.

Our executive officers, employees and other agents may violate applicable law in connection with the marketing or sale of our products, including China’s anti-corruption laws and the U.S. Foreign Corrupt Practices Act, or the FCPA, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls.  Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. The PRC also strictly prohibits bribery of government officials.  However, corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC.

While we intend to implement measures to ensure compliance with the FCPA and Chinese anti-corruption laws by all individuals involved with our company, our employees or other agents may engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.  In addition, our brand and reputation, our sales activities or the price of our ordinary shares could be adversely affected if we become the target of any negative publicity as a result of actions taken by our employees or other agents.

The implementation of the new PRC Employment Contract Law and increases in the labor costs in China may hurt our business and profitability.

A new employment contract law became effective on January 1, 2008 in China. It imposes more stringent requirements on employers in relation to entry into fixed-term employment contracts, recruitment of temporary employees and dismissal of employees. In addition, under the newly promulgated Regulations on Paid Annual Leave for Employees, which also became effective on January 1, 2008, employees who have worked continuously for more than one year are entitled to paid vacation ranging from 5 to 15 days, depending on the length of the employee’s service. Employees who waive such vacation entitlements at the request of the employer will be compensated for three times their normal daily salaries for each vacation day so waived. As a result of the new law and regulations, our labor costs may increase. There is no assurance that disputes, work stoppages or strikes will not arise in the future. Increases in the labor costs or future disputes with our employees could damage our business, financial condition or operating results.

Under the PRC EIT Law, we, Liaoning and/or China Currency may be classified as a “resident enterprise” of the PRC. Such classification could result in tax consequences to us, our non-PRC resident shareholders, Liaoning and China Currency.

On March 16, 2007, the National People’s Congress approved and promulgated a new tax law, the PRC Enterprise Income Tax Law, or “EIT Law,” which took effect on January 1, 2008. Under the EIT Law, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define “de facto management bodies” as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise; however, it remains unclear whether the PRC tax authorities would deem our managing body as being located within China. Due to the short history of the EIT Law and lack of applicable legal precedents, the PRC tax authorities determine the PRC tax resident treatment of a foreign company on a case-by-case basis.

If the PRC tax authorities determine that we, Liaoning and/or China Currency are a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we, Liaoning and/or China Currency could be subject to the enterprise income tax at a rate of 25 percent on our, Liaoning’ and/or China Currency’s worldwide taxable income, as well as PRC enterprise income tax reporting obligations. Second, under the EIT Law and its implementing rules, dividends paid between “qualified resident enterprises” are exempt from enterprise income tax. As a result, if we, Liaoning and China Currency are treated as PRC “qualified resident enterprises,” all dividends paid from Shenyang Security to us (through China Currency and Liaoning) should be exempt from PRC tax.

Finally, the new “resident enterprise” classification could result in a situation in which a 10 percent PRC tax is imposed on dividends we pay to our non-PRC stockholders that are not PRC tax “resident enterprises” and gains derived by them from transferring our common stock, if such income is considered PRC-sourced income by the relevant PRC authorities. In such event, we may be required to withhold a 10 percent PRC tax on any dividends paid to non-PRC resident stockholders. Our non-PRC resident stockholders also may be responsible for paying PRC tax at a rate of 10 percent on any gain realized from the sale or transfer of our common stock in certain circumstances. We would not, however, have an obligation to withhold PRC tax with respect to such gain.

Moreover, the State Administration of Taxation (“SAT”) released Circular Guoshuihan No. 698 (“Circular 698”) on December 15, 2009 that reinforces the taxation of non-listed equity transfers by non-resident enterprises through overseas holding vehicles. Circular 698 addresses direct share transfers as well as other issues. Circular 698 is retroactively effective from January 1, 2008. According to Circular 698, where a foreign (non-PRC resident) investor who directly holds shares in a PRC resident enterprise through a non-PRC offshore holding company directly transfers equity interests in a PRC resident enterprise by selling the shares of the offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5 percent or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the PRC tax authority in charge of that PRC resident enterprise with certain relevant information within 30 days of the transfer. The tax authorities in charge will evaluate the offshore transaction for tax purposes. In the event that the tax authorities determine that such transfer is abusing forms of business organization and a reasonable commercial purpose for the offshore holding company other than the avoidance of PRC income tax liability is lacking, the PRC tax authorities will have the power to re-assess the nature of the equity transfer under the doctrine of substance over form. A reasonable commercial purpose may be established when the overall international (including U.S.) offshore structure is set up to comply with the requirements of supervising authorities of international (including U.S.) capital markets. If the SAT’s challenge of a transfer is successful, it may deny the existence of the offshore holding company that is used for tax planning purposes and subject the seller to PRC tax on the capital gain from such transfer. Since Circular 698 has a short history, there is uncertainty as to its application. We (or a foreign investor) may become at risk of being taxed under Circular 698 and may be required to expend valuable resources to comply with Circular 698 or to establish that we (or such foreign investor) should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations (or such foreign investor’s investment in us).

If any such PRC tax applies, a non-PRC resident investor may be entitled to a reduced rate of PRC tax under an applicable income tax treaty and/or a deduction against such investor’s domestic taxable income or a foreign tax credit against such investor’s domestic income tax liability (subject to applicable conditions and limitations). In the case of a U.S. Holder (as defined in the section of this prospectus captioned “Material United States Federal Income Tax Considerations—General”), if a PRC tax applies to dividends paid on our common stock, or to gain from the disposition of our common stock, such tax should be treated as a foreign tax eligible for a deduction from such holder’s U.S. federal taxable income or a foreign tax credit against such holder’s U.S. federal income tax liability (subject to applicable conditions and limitations). In addition, the U.S. Holder should be entitled to certain benefits under the Agreement between the Government of the United States of America and the Government of the People’s Republic of China for the Avoidance of Double Taxation and the Prevention of Tax Evasion with Respect to Taxes on Income (the “U.S.-PRC Tax Treaty”), including the treatment of any such income as arising in the PRC for purposes of calculating such foreign tax credit, if such holder is considered a resident of the United States for the purposes of the U.S.-PRC Tax Treaty. Prospective investors should consult with their own tax advisors regarding the applicability of any such taxes, the effects of any applicable income tax treaties, and any available foreign tax credits. For further information, see the discussion in the sections of this prospectus entitled “Material United States Federal Income Tax Considerations” and “Material PRC Income Tax Considerations” below.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in China. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference, but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all but one of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to effect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese officers, directors and subsidiaries.

It may be difficult to affect service of process and enforcement of legal judgments upon our company and our officers and directors because they reside outside the United States.

As our operations are presently based in PRC and a majority of our directors and all of our officers reside in PRC, service of process on our company and such directors and officers may be difficult to effect within the United States. Also, our main assets are located in PRC and any judgment obtained in the United States against us may not be enforceable outside the United States.

Risks Related To The Market For Our Stock

The market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include: our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors; changes in financial estimates by us or by any securities analysts who might cover our stock; speculation about our business in the press or the investment community; significant developments relating to our relationships with our customers or suppliers; stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry; customer demand for our products; investor perceptions of our industry in general and our Company in particular; the operating and stock performance of comparable companies; general economic conditions and trends; announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures; changes in accounting standards, policies, guidance, interpretation or principles; loss of external funding sources; sales of our common stock, including sales by our directors, officers or significant stockholders; and additions or departures of key personnel. Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you want to sell your interest in us. We do not intend to pay dividends on shares of our common stock for the foreseeable future.

We have never declared or paid any cash dividends on shares of our common stock.

We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock,” we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by the Penny Stock Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Certain provisions of our Articles of Incorporation may make it more difficult for a third party to effect a change-of-control.

As of March 31, 2011, there were 7,123,322,000 shares of our common stock issued and outstanding. Our officers and directors own approximately 44.13% of our common stock. As a result, they are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet our officers’ and directors’ interests may differ from those of other stockholders. Furthermore, ownership of 44.13% of our common stock by our officers and directors reduces the public float and liquidity of our stock, and may therefore adversely affect the market price of our common stock.

We are not likely to pay cash dividends in the foreseeable future.

We intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

Our common stock is illiquid and subject to price volatility unrelated to our operations.

If a market for our common stock does develop, its market price could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting us or our competitors. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Investors may have difficulty liquidating their investment because our common stock is subject to the “penny stock" rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale.

Our common stock may be subject to regulations prescribed by the SEC relating to "penny stocks." The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5 per share, subject to certain exceptions. These regulations impose additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Legal remedies, which may be available to the investor, are as follows:

●	If penny stocks are sold in violation of the investor's rights listed above, or other federal or state securities laws, the investor may be able to cancel his purchase and get his money back;

●	If the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages;

●	If the investor has signed an arbitration agreement, however, s/he may have to pursue a claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of our common stock and stockholders may have difficulty selling their securities.

A large number of shares may be eligible for future sale and may depress our stock price.

We may be required, under terms of future financing arrangements, to offer a large number of common shares to the public, or to register for sale by future private investors a large number of shares sold in private sales to them.

Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then-current market price of our common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities, either of which would decrease the value of any earlier investment in our common stock.

Item 1B.     Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.       Properties

Offices of China Currency and Shenyang Security

Our principal executive offices are located at 68 Harbin Road, Shenyang, Liaoning, People’s Republic of China, 110002.   This facility is approximately 8,400 square feet which also houses the offices of our subsidiary Shenyang Security, as well as the warehouse and distribution facility for Shenyang Security.

Offices of Liaoning Huaxun

The offices of our subsidiary Liaoning Huaxun are located at No.68, Heping North Street, Heping District, Shenyang, Liaoning, PRC.  This facility is approximately 4,950 square feet and  houses our sales and administration departments.  We have a lease to use this facility until January, 2014.

Shenyang Security Training and Demonstration Center

At Shoubingtai Village, Guchengzi Town, Dongling District, Shenyang, Liaoning, PRC, we maintain a 5380 square foot facility which houses a training and demonstration center for Shenyang Security.

Development Property

We paid for land use rights to a piece of land situated at Shoubingtai Village, Guchengzi Town, Dongling District, Shenyang, Liaoning, PRC, on which part of it is occupied by training and demonstration center of Shenyang Security. We intend to use the balance of the land for the development of new facilities to house our various operations.

Item 3.       Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.       (Removed and Reserved)

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “EAST.” The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2010	$1.10	$1.10
September 30, 2010	$1.10	$0.25
June 30, 2010	N/A(2)	N/A(2)
March 31, 2010	N/A(2)	N/A(2)
December 31, 2009	N/A(2)	N/A(2)
September 30, 2009	N/A(2)	N/A(2)
June 30, 2009	N/A(2)	N/A(2)

(1)     Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2)     Our common stock was quoted on the Over-the-Counter Bulletin Boards on April 22, 2009.  The first trade did not occur until September 24, 2010.

Our shares are issued in registered form. Transhare Corporation, 5105 DTC Parkway, Suite 325, Greenwood Village, CO 80111 (Telephone: (888) 662-1113; Facsimile: (303) 6621113) is the registrar and transfer agent for our common shares.

On March 31, 2011, the shareholders' list showed 50 registered shareholders with 7,123,322 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We have not adopted any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2010 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2010.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2010.

Item 6.       Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 11 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We provide designing, installing and testing services of security and safety systems. A majority of our revenues is derived from the provision of surveillance and safety packaged solutions which include the products, installation and after-sale service maintenance to our customers. Because the majority of our revenues are derived from installations, they are generally non-recurring. Maintenance services in our packaged solution are included for the first year from the date of completion. Our customers may extend our maintenance program after the first year for an additional fee.

Presently, we have a small market share in Liaoning province. Our management anticipates being able to grow our presence with our competitive advantages in quality, our strong management team and capacity expansion. Our revenue for the year ended December 31, 2010 achieved $16,494,752.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Liquidity and capital resources and results of operations for the years ended December 31, 2010 and 2009:

Liquidity and capital resources:

As of December 31, 2010, we had cash and cash equivalents of $2,308,713. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months. We plan to review acquisition opportunities as a strategy for further growth.

Net cash provided by operating activities for the year ended December 31, 2010 was $3,538,123. This was primarily due to the net income of $4,194,303, adjusted by non-cash related expenses including depreciation and amortization of $277,017, and a net increase in working capital items of $933,197.

Net cash provided by operating activities for the year ended December 31, 2009 was $1,010,932, This was primarily due to the net income of $1,783,955, adjusted by non-cash related expenses including depreciation and amortization of $102,997, offset by a net decrease in working capital items of $876,020.

Net cash used in investing activities for the year ended December 31, 2010 was $2,386,810 for purchase of property, plant and equipment. Net cash used in investing activities for the year ended December 31, 2009 was $2,953,622, which was a capital expenditure on property, plant and equipment.

Net cash provided by financing activities for the year ended December 31, 2010 was $739,700 from new borrowing of bank loans. Net cash provided by financing activities for the year ended December 31, 2009 was $1,905,930, comprised of capital contribution from shareholder of $2,345,760 and dividend distribution of $439,830 to shareholders.

Comparison of results for twelve months ended December 31, 2010 and 2009:

Revenues:

	Years ended December 31,				% of
	2010	% of revenues	2009	% of revenues	change
Maintenance service	3,529,773	21.40%	1,711,680	27.28%	106.22%
Supply and installation projects	12,964,979	78.60%	4,561,681	72.72%	184.21%
	16,494,752	100.00%	6,273,361	100.00%	162.93%

The majority of our company’s revenues come from two segments: supply and installation projects and maintenance service. During the year ended December 31, 2010, project income increased by 184% as five new project contracts were signed and substantially completed in FY2010. And because of growth in the surveillance and safety market in China and increased market demand for our products, our total revenues increased by $10,221,391, or 163% from $6,273,361 for the year ended December 31, 2009 to $16,94,752 for the year ended December 31, 2010.

Cost of goods sold:

	Years ended December 31,				% of
	2010	% of revenues	2009	% of revenues	change
Cost of goods sold	9,135,317	55.38%	3,362,139	53.60%	171.71%

Cost of goods sold increased by 172%, or $5,773,178, from $3,362,139 for the year ended December 31, 2009 to $9,135,317 for the year ended December 31, 2010. This increase was primarily attributable to the increase of our revenues in FY2010, as discussed above.

Gross margin:

	Years ended December 31,				% of
	2010	% of revenues	2009	% of revenues	change
Maintenance service	2,500,365	15.16%	1,205,292	19.21%	107.45%
Supply and installation projects	4,859,070	29.46%	1,705,930	27.19%	184.83%
	7,359,435	44.62%	2,911,222	46.40%	152.79%

During the year ended December 31, 2010, we achieved gross margin of $7,359,435, increased by 153%, or $4,448,213 compared to $2,911,222 for the year ended December 31, 2009, which was consistent with changes in revenues and cost of goods sold.

Sales, marketing and other operating expenses:

	Years ended December 31,				% of
	2010	% of revenues	2009	% of revenues	change
Sales, marketing and other operating expenses	519,954	3.15%	233,517	3.72%	122.66%

Sales, marketing and other operating expenses increased by 123%, or $286,437 to $519,954 for the year ended December 31, 2010 from $233,517 for the year ended December 31, 2009. The increase was primarily attributable to outdoor advertisement of $295,273.

General and administrative expenses:

	Years ended December 31,				% of
	2010	% of revenues	2009	% of revenues	change
General and administrative expenses	993,653	6.02%	291,857	4.65%	240.46%

General and administrative expenses increased by 240%, or $701,796 to $993,653 for the year ended December 31, 2010 from $291,857 for the year ended December 31, 2009. The increase was mainly due to increased professional service fee because of our company’s listing plan.

Acquisition related cost:

On December 31, 2010, in conjunction with the reverse acquisition transaction, the Company issued a consultant a warrant to purchase 350,003 shares (68,445 pre-split) of the Company’s common stock exercisable for three years at an exercise price of $1.00 per share ($5.11 pre-split). This warrant has a fair value of $169,617, and was recorded as an acquisition related cost.

 Net income:

As a result of the above, during the year ended December 31, 2010, net income was $4,194,303 compared to a net income of $1,783,955 for the year ended December 31, 2009.

Critical accounting policies:

We believe the following critical accounting policies, among others, affect management's more significant judgments and estimates used in the preparation of the consolidated financial statements:

Fair value measurement:

Accounting Standards Codification (“ASC”) 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

This standard establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the assets or liabilities; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity)

At December 31, 2010 and 2009, our company has no financial assets or liabilities subject to recurring fair value measurements.

Our company's financial instruments include cash and cash equivalents, accounts receivable, other receivables, due from (to) related parties, accounts payable, advances from customers and bank loans. Management estimates that the carrying amounts of the financial instruments approximate their fair values due to their short-term nature.

Accounts receivable:

Accounts receivable are stated at cost, net of an allowance for doubtful accounts (none at December 31, 2010 and 2009). Our company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of accounts receivables. Our company makes judgments about the credit worthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customer begins to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Inventories:

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs.

Property, plant and equipment:

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets’ estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings	40 years
Office equipment	5 years
Motor vehicles	10 years
Furniture and fixtures	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to the statement of operations as incurred, whereas significant renewals and betterments are capitalized.

Land use rights:

According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of the rights.

Our company follows the provisions of ASC 350-30-50 “Goodwill and Other Intangible Assets”. Under this guidance, finite lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment if indications of possible impairment exist. Our company determined that no impairment adjustments were necessary as of December 31, 2010 and 2009.

Accounting for the impairment of long-lived assets:

The long-lived assets held and used by our company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

There was no impairment of long-lived assets as of December 31, 2010 and 2009.

Revenue recognition:

Our company's revenue recognition policies are in compliance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104 (codified in FASB ASC Topic 605). Revenue is recognized when services have been rendered or product delivery has occurred, a formal arrangement exists, the price is fixed or determinable, no other significant obligations of our company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Our company derives its revenue from six revenue streams: supply and installation project service, maintenance service, system checking service, installation service, repair service and sales of equipment.

Our company derives the majority of its revenue from the supply and installation of surveillance and security equipment and systems under fixed price contracts and one-year term maintenance services.

Our company recognizes revenue from supply and installation project service based on the percentage of completion method as work on the contract progresses, in accordance with Statement of Position (SOP) 81-1 (codified in FASB ASC Topic 605-35). Our company measures progress on a contract using the input method based on the ratio of costs incurred to total estimated costs. The revenue recognized is the percentage of total estimated income that incurred costs to date bear to estimated total costs.

Revenue from maintenance service income is recognized based on a straight-line basis over the one year term of the agreement.

Revenue from system checking service, installation and repair income are recognized when the installation and or work is completed and the customer acceptance is received.

Revenue from sales of equipment is recognized when the equipment is delivered, title and risk is transferred.

Sales revenue represents the invoiced value of goods and services, net of value-added tax (VAT).  Only revenue derived from repair and sales of equipment are subject to 3% VAT. Revenue from project and installation contracts is subject to a 3% business tax and revenue from maintenance and system checking service is subject to a 5% business tax in which is reflected in the cost of goods sold.

Most of the major contracts are bundled with post-installation service for the duration of one year. There is no general right of return indicated in the contracts. If any equipment delivered does not fit the required specifications, customers are entitled to an exchange for the correct item; or if the item is not functioning properly, our company is responsible for fixing it or replacing it with a new item, which is usually covered by the manufacturer’s warranty. Customers are not entitled to a refund. Because there is no general right of return and the cost of the post-installation service of a typical contract accounts for an insignificant part of the contract, our company’s earnings process is considered completed upon completion of the project.

Cost of goods sold:

Cost of goods sold consists primarily of material costs, labor costs, and related overhead which are directly attributable to the production of the service.

Warranties:

Our company offers a warranty to its customers on its products for a one year term. Our company accrues for warranty costs based on estimates of the costs that may be incurred under its warranty obligations. The warranty expense and related accrual is included in our company’s sales, marketing and other operating expenses and other current liabilities respectively, and is recorded at the time revenue is recognized. Factors that affect our company’s warranty liability include the number of sold equipments, its estimates of anticipated rates of warranty claims, costs per claim and estimated support labor costs and the associated overhead. Our company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Our company’s warranty expense was immaterial for the years ended December 31, 2010 and 2009.

Income taxes:

Our company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax asset and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and tax loss carry forwards. Deferred tax asset and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Our company files income tax returns with the relevant government authorities in the PRC. Our company is not subject to examination for years before 2007. Our company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Basis of consolidation:

The consolidated financial statements include the accounts of ESPSI and its wholly owned subsidiaries CCDL, LNHX and SYHX (collectively, “our company”) and are prepared in accordance with accounting principles generally accepted in the United States of America. All material inter-company accounts and transactions have been eliminated in consolidation. Reclassification of amount due from related parties is being made to the comparative number to conform with current presentation.

Concentration of credit risk:

Financial instruments that potentially subject our company to credit risk consist primarily of accounts receivable and other receivables. Our company does not require collateral or other security to support these receivables. Our company conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable.

The operations of our company are located in the People’s Republic of China (“PRC”). Accordingly, our company’s business, financial condition and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Statement of cash flows:

In accordance with SFAS No. 95, “Statement of Cash Flows,” codified in FASB ASC Topic 230, cash flows from our company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Foreign currency translation:

Our company’s reporting currency is the U.S. dollar. The functional currency of substantially all of the operations of our company is the Renminbi (“RMB”), the national currency of the PRC. All assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and equity is translated at historical exchange rates. Any translation adjustments are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of equity. The exchange rates adopted are as follows:

	2010	2009
Year end RMB exchange rate	6.6118	6.8166
Average yearly RMB exchange rate	6.7788	6.8208

Fair value measurement:

Accounting Standards Codification (“ASC”) 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

This standard establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the assets or liabilities; and
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity)

At December 31, 2010 and 2009, our company has no financial assets or liabilities subject to recurring fair value measurements.

Our company's financial instruments include cash and cash equivalents, accounts receivable, other receivables, due from (to) related parties, accounts payable, advances from customers and bank loans. Management estimates that the carrying amounts of the financial instruments approximate their fair values due to their short-term nature.

Inventories:

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.  When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs.

Property, plant and equipment:

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets’ estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings	40 years
Office equipment	5 years
Motor vehicles	10 years
Furniture and fixtures	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to the statement of operations as incurred, whereas significant renewals and betterments are capitalized.

Land use rights:

According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of the rights.

Our company follows the provisions of ASC 350-30-50 “Goodwill and Other Intangible Assets”. Under this guidance, finite lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment if indications of possible impairment exist. Our company determined that no impairment adjustments were necessary as of December 31, 2010 and 2009.

Revenue recognition:

Our company's revenue recognition policies are in compliance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104 (codified in Financial Accounting Standards Board “FASB” ASC Topic 605). Revenue is recognized when services have been rendered or product delivery has occurred, a formal arrangement exists, the price is fixed or determinable, no other significant obligations of our company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Our company derives its revenue from six revenue streams: supply and installation project service, maintenance service, system checking service, installation service, repair service and sales of equipment.

Our company derives the majority of its revenue from the supply and installation of surveillance and security equipment and systems under fixed price contracts and one-year term maintenance services.

Our company recognizes revenue from supply and installation project service based on the percentage of completion method as work on the contract progresses, in accordance with Statement of Position (SOP) 81-1 (codified in FASB ASC Topic 605-35). Our company measures progress on a contract using the input method based on the ratio of costs incurred to total estimated costs. The revenue recognized is the percentage of total estimated income that incurred costs to date bear to estimated total costs.

Revenue from maintenance service income is recognized based on a straight-line basis over the one year term of the agreement.

Revenue from system checking service, installation and repair income are recognized when the installation and or work is completed and the customer acceptance is received.

Revenue from sales of equipment is recognized when the equipment is delivered, title and risk is transferred.

Sales revenue represents the invoiced value of goods and services, net of value-added tax (VAT).  Only revenue derived from repair and sales of equipment are subject to 3% VAT. Revenue from project and installation contracts is subject to a 3% business tax and revenue from maintenance and system checking service is subject to a 5% business tax in which is reflected in the cost of goods sold.

Most of the major contracts are bundled with post-installation service for the duration of one year. There is no general right of return indicated in the contracts. If any equipment delivered does not fit the required specifications, customers are entitled to an exchange for the correct item; or if the item is not functioning properly, our company is responsible for fixing it or replacing it with a new item, which is usually covered by the manufacturer’s warranty. Customers are not entitled to a refund. Because there is no general right of return and the cost of the post-installation service of a typical contract accounts for an insignificant part of the contract, our company’s earnings process is considered completed upon completion of the project.

Warranties:

Our company offers a warranty to its customers on its products for a one year term. Our company accrues for warranty costs based on estimates of the costs that may be incurred under its warranty obligations. The warranty expense and related accrual is included in our company’s sales, marketing and other operating expenses and other current liabilities respectively, and is recorded at the time revenue is recognized. Factors that affect our company’s warranty liability include the number of sold equipments, its estimates of anticipated rates of warranty claims, costs per claim and estimated support labor costs and the associated overhead. Our company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Our company’s warranty expense was immaterial for the years ended December 31, 2010 and 2009.

Income taxes:

Our company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax asset and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and tax loss carry forwards. Deferred tax asset and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Our company files income tax returns with the relevant government authorities in the PRC. Our company is not subject to examination for years before 2007. Our company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Basic and diluted net income per share:

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is similarly computed, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or existed. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  At December 31, 2010, the Company has outstanding warrants with an anti-dilutive feature; therefore, the basic and diluted EPS are the same.

Comprehensive income:

Our company follows FASB ASC 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Recent Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This standard is not currently applicable to our company.

In January 2010, FASB issued ASU No. 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. This standard is not currently applicable to our company.

In January 2010, FASB issued ASU N0. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. This standard is not currently applicable to our company.

Recently issued accounting pronouncements not yet adopted:

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2009-13 on ASC 605, Revenue Recognition – Multiple Deliverable Revenue Arrangement – a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 amended guidance related to multiple-element arrangements which requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. All entities must adopt the guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. Our company is currently evaluating the impact, if any, of ASU 2009-13 on its financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-14 on ASC 985, Certain Revenue Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 amended guidance that is expected to significantly affect how entities account for revenue arrangements that contain both hardware and software elements. As a result, many tangible products that rely on software will be accounted for under the revised multiple-element arrangements revenue recognition guidance, rather than the software revenue recognition guidance. The revised guidance must be adopted by all entities no later than fiscal years beginning on or after June 15, 2010. An entity must select the same transition method and same period for the adoption of both this guidance and the revisions to the multiple-element arrangements guidance noted above. Our company is currently evaluating the impact, if any, of ASU 2009-14 on its financial position and results of operations.

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. This standard is not currently applicable to our company.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.

Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. This standard is not currently applicable to our company.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Our company intends to adopt the disclosure requirements for any business combinations in 2011.

As of December 31, 2010, there are no other recently issued accounting standards not yet adopted which would have a material effect on our company’s financial statements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.       Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Eastern Security & Protection Services, Inc.

We have audited the accompanying consolidated balance sheets of Eastern Security & Protection Services, Inc. and Subsidiaries (“the Company”) as of December 31, 2010 and 2009, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Morison Cogen LLP

Bala Cynwyd, Pennsylvania
March 31, 2011

EASTERN SECURITY & PROTECTION SERVICES, INC.
(formerly VELVET ROPE SPECIAL EVENTS, INC.)
CONSOLIDATED BALANCE SHEETS
 (Amounts in US dollar)

	As of December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	2,308,713	356,176
Accounts receivable	4,341,365	868,186
Inventories	313,389	47,465
Retention receivable	147,414	298,574
Other receivables	1,214,525	2,393,548
Prepayment and deposits	317,952	173,260
Advance to suppliers	238,337	90,151
Due from related parties	-	84,923
Total current assets	8,881,695	4,312,283
Property, plant and equipment, net	1,531,025	1,512,445
Land use rights, net	2,161,725	2,145,488
Prepayment and deposits, net of current portion	2,427,200	-
Total assets	15,001,645	7,970,216

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	89,601	468,485
Dividend payable	2,427,200	2,347,200
Accrued expenses	124,463	15,166
Deferred maintenance revenue	3,993,240	2,046,824
Taxes payable	651,376	105,570
Due to related parties	1,277	407,040
Bank loans	758,500	-
Other current liabilities	9,810	192,957
Total liabilities	8,055,467	5,583,242

Stockholders’ equity
Preferred stock at $0.0001 par value: 5,000,000 shares authorized, -0- shares issued and outstanding in 2010 and 2009	-	-
COMMON STOCK, par value at $0.0001 per share, 7,123,322 and 5,998,300 shares authorized, issued and outstanding as of December 31, 2010 and 2009	713	600
Additional paid in capital	170,194	690
Statutory reserve	462,933	241,023
Retained earnings unappropriated	6,104,543	2,132,150
Accumulated other comprehensive income	207,795	12,511
Total stockholders’ equity	6,946,178	2,386,974
Total liabilities and stockholders’ equity	15,001,645	7,970,216

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN SECURITY & PROTECTION SERVICES, INC. (formerly VELVET ROPE SPECIAL EVENTS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in US dollar)

	Years ended December 31,
	2010	2009

Revenues	16,494,752	6,273,361
Cost of goods sold	(9,135,317)	(3,362,139)
Gross margin	7,359,435	2,911,222
Sales, marketing and other operating expenses	(519,954)	(233,517)
General and administrative expenses	(993,653)	(291,857)
Income from operations	5,845,828	2,385,848

Acquisition related cost	(169,617)	-
Interest expense and bank charges	(36,960)	(86)
Interest income	3,110	3,902
Other income (expense), net	73,537	(71)

Income from operations before income tax	5,715,898	2,389,593

Income tax expense	(1,521,595)	(605,638)

Net income	4,194,303	1,783,955

Basic and diluted weighted average shares outstanding	7,123,322	7,123,322

Basic and diluted net income per share	0.5888	0.2504

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN SECURITY & PROTECTION SERVICES, INC. (formerly VELVET ROPE SPECIAL EVENTS, INC.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in US dollar)

	Years ended December 31,
	2010	2009

Net income	4,194,303	1,783,955

Other comprehensive income
Foreign currency translation adjustment	195,284	(27,702)
Comprehensive income	4,389,587	1,756,253

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN SECURITY & PROTECTION SERVICES, INC. (formerly VELVET ROPE SPECIAL EVENTS, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Amounts in US dollar)

	Common stock		Additional paid	Statutory	Retained earnings	Accumulated other comprehensive
	Number of shares	Amount	in capital	reserve	unappropriated	income	Total
Balance, January 1, 2009	5,998,300	600	410,700	59,344	529,874	40,213	1,040,731
Capital injection	-	-	2,934,000	-	-	-	2,934,000
Dividend distribution	-	-	(3,344,010)	-	-	-	(3,344,010)
Appropriation to statutory reserve	-	-	-	181,679	(181,679)	-	-
Net income	-	-	-	-	1,783,955	-	1,783,955
Foreign currency translation adjustment	-	-	-	-	-	(27,702)	(27,702)
Balance, December 31, 2009	5,998,300	600	690	241,023	2,132,150	12,511	2,386,974
Recapitalization upon acquisition of CCDL	1,125,022	113	(113)	-	-	-	-
Issuance of warrants for consulting expenses	-	-	169,617	-	-	-	169,617
Appropriation to statutory reserve	-	-	-	221,910	(221,910)	-	-
Net income	-	-	-	-	4,194,303	-	4,194,303
Foreign currency translation adjustment	-	-	-	-	-	195,284	195,284
Balance, December 31, 2010	7,123,322	713	170,194	462,933	6,104,543	207,795	6,946,178

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN SECURITY & PROTECTION SERVICES, INC. (formerly VELVET ROPE SPECIAL EVENTS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in US dollar)

	Years ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	4,194,303	1,783,955
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	51,691	48,018
Amortization of prepaid land lease	55,478	54,979
Loss on disposal of property, plant and equipment	231	-
Warrants issued for consulting services	169,617	-
(Increase) decrease in assets
Accounts receivable	(3,358,237)	330,697
Inventories	(257,756)	658,808
Retention receivable	157,337	(291,831)
Other receivables	1,229,359	(2,041,674)
Prepayment and deposits	(136,741)	(166,962)
Advance to suppliers	(141,517)	(65,172)
Due from related parties	85,641	(5,201)
Increase (decrease) in liabilities
Accounts payable	(385,064)	(933,360)
Accruals and other payables	(276,720)	135,256
Deferred maintenance revenue	1,830,140	1,544,529
Taxes payable	529,877	(133,521)
Due to related parties	(209,516)	94,411
Net cash provided by operating activities	3,538,123	1,010,932

CASH FLOWS FROM INVESTING ACTIVITIES
Prepayment and purchase of property, plant and equipment	(2,386,810)	(2,953,622)
Net cash used in investing activities	(2,386,810)	(2,953,622)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank loans	739,700	-
Capital contribution	-	2,345,760
Dividend paid	-	(439,830)
Net cash provided by financing activities	739,700	1,905,930

EFFECTS OF EXCHANGE RATE CHANGE ON CASH	61,524	(23)

NET INCREASE IN CASH & CASH EQUIVALENT	1,952,537	(36,783)

CASH & CASH EQUIVALENT - BEGINNING OF YEAR	356,176	392,959

CASH & CASH EQUIVALENT - END OF YEAR	2,308,713	356,176

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	1,031,361	690,792
Interest paid	10,921	-

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING AND INVESTING ACTIVITIES

Due from related party for capital contribution	-	586,800

Dividend payable	-	2,347,200

Due from related party offset against dividend payable	606,800	586,800

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN SECURITY & PROTECTION SERVICES, INC.
(formerly VELVET ROPE SPECIAL EVENTS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLAR UNLESS OTHERWISE SPECIFIED)

1.  Description of business and summary of significant accounting policies:

Organization and nature of business:

Eastern Security & Protection Services, Inc. (“ESPSI”), formerly known as Velvet Rope Special Events, Inc., was originally organized under the laws of the State of California on August 22, 2005, and became a Delaware Corporation on June 17, 2008. From ESPSI’s inception, it was engaged in various business endeavors including full-service corporate and social event planning for organizations and individuals. Recently, ESPSI redirects its business focus towards identifying and pursuing options regarding the acquisition of operating businesses.

On December 31, 2010, ESPSI completed a reverse acquisition transaction with China Currency Development Limited (“CCDL”),  Maneeja Noory (ESPSI’s former controlling shareholder and former officer and director), and ACE Strategy Holdings Limited (“ACE”), the sole shareholder of CCDL, pursuant to which ESPSI acquired 100% of the issued and outstanding capital stock of CCDL in exchange for 5,998,300 (1,173,000 pre-split) shares of ESPSI’s common stock, par value $0.0001.

Under accounting principles generally accepted in the United States of America (“GAAP”), the above share exchange transaction is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by CCDL for the net monetary assets of ESPSI, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, ESPSI, are those of the legal acquiree, CCDL, which is considered to be the accounting acquirer. Share and per share amounts stated have been retroactively adjusted to reflect the merger.

Shenyang Huaxun Jiuding Venture Technology Co., Ltd (“SYHX”) was incorporated on March 26, 2006 under the laws of the People’s Republic of China (“PRC”) with an initial contribution of RMB 3 million (approximately US$ 411,300). It provides designing, installation and testing services of security and safety systems, which integrates development, consulting, distributing, marketing, and maintenance of digital video surveillance and network communication.

Liaoning Huaxun Security Service Operation Co., Ltd (“LNHX”) was incorporated on July 13, 2009 under the laws of the PRC with an initial contribution of RMB 20 million (approximately US$ 2,934,000). It was established for general management of the operating activities of SYHX.

China Currency Development Limited (“CCDL”) was incorporated on March 12, 2009 under the laws of Hong Kong as the holding company of LNHX.

On July 13 2009, the 10 individual shareholders of SYHX entered into a transfer agreement with LYHX to transfer its ownership in SYHX to LNHX, the consideration for the acquisition was RMB 3 million ($411,300) and paid in cash which was recorded as dividend distribution to the original shareholders of SYHX. Since SYHX and LNHX are under common control, the transaction was deemed to be a merger of commonly controlled entities. The transaction was accounted for in a manner similar to the pooling of interest method, whereby the historical carrying amounts of the assets and liabilities of SYHX and LNHX have been included in these consolidated financial statements for all periods presented.

On July 18, 2009, the 8 individual shareholders of LNHX entered into a transfer agreement with CCDL to transfer its ownership in LNHX to CCDL, the consideration for the acquisition was RMB 20 million ($2,934,000) which was recorded as dividend distribution to the original shareholders of LNHX, but no cash has been paid so far. LNHX's business license has been updated to reflect CCDL as shareholder for LNHX. Since CCDL and LNHX are under common control, the transaction was deemed to be a merger of commonly controlled entities. The transaction was accounted for in a manner similar to the pooling of interest method, whereby the historical carrying amounts of the assets and liabilities of CCDL and LNHX have been included in these consolidated financial statements for all periods presented.

On March 21, 2011, the registrant changed its name to Eastern Security & Protection Services, Inc.

Basis of consolidation:

The consolidated financial statements include the accounts of ESPSI and its wholly owned subsidiaries CCDL, LNHX and SYHX (collectively, “the Company”) and are prepared in accordance with accounting principles generally accepted in the United States of America. All material inter-company accounts and transactions have been eliminated in consolidation. Reclassification of amount due from related parties is being made to the comparative number to conform with current presentation.

Use of estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

Advertising and promotion costs:

Costs incurred in direct-response advertising are capitalized and amortized on a straight-line basis over the duration of the advertising campaign. As of December 31, 2010 and 2009, there was no capitalized direct-response advertising. All other advertising costs are expensed as incurred. Advertising costs amounted to $295,273 and $1,173 for the years ended December 31, 2010 and 2009.

Research and development costs:

Research and developments costs amounted to $24,349 and $- for the years ended December 31, 2010 and 2009, and are included in general and administrative expenses.

Concentration of credit risk:

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable.

The operations of the Company are located in the People’s Republic of China (“PRC”). Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Statement of cash flows:

In accordance with SFAS No. 95, “Statement of Cash Flows,” codified in FASB ASC Topic 230, cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Foreign currency translation:

The Company’s reporting currency is the U.S. dollar. The functional currency of substantially all of the operations of the Company is the Renminbi (“RMB”), the national currency of the PRC. All assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and equity is translated at historical exchange rates. Any translation adjustments are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of equity. The exchange rates adopted are as follows:

	2010	2009
Year end RMB exchange rate	6.6118	6.8166
Average yearly RMB exchange rate	6.7788	6.8208

Fair value measurement:

Accounting Standards Codification (“ASC”) 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

This standard establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the assets or liabilities; and
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity)

At December 31, 2010 and 2009, the Company has no financial assets or liabilities subject to recurring fair value measurements.

The Company's financial instruments include cash and cash equivalents, accounts receivable, other receivables, due from (to) related parties, accounts payable, advances from customers and bank loans. Management estimates that the carrying amounts of the financial instruments approximate their fair values due to their short-term nature.

Cash and cash equivalents:

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts receivable:

Accounts receivable are stated at cost, net of an allowance for doubtful accounts (none at December 31, 2010 and 2009). The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of accounts receivables. The Company makes judgments about the credit worthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customer begins to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Inventories:

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.
When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs.

Property, plant and equipment:

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets’ estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings	40 years
Office equipment	5 years
Motor vehicles	10 years
Furniture and fixtures	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to the statement of operations as incurred, whereas significant renewals and betterments are capitalized.

Land use rights:

According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of the rights.

The Company follows the provisions of ASC 350-30-50 “Goodwill and Other Intangible Assets”. Under this guidance, finite lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment if indications of possible impairment exist. The Company determined that no impairment adjustments were necessary as of December 31, 2010 and 2009.

Accounting for the impairment of long-lived assets:

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

There was no impairment of long-lived assets as of December 31, 2010 and 2009.

Revenue recognition:

The Company's revenue recognition policies are in compliance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104 (codified in Financial Accounting Standards Board “FASB” ASC Topic 605). Revenue is recognized when services have been rendered or product delivery has occurred, a formal arrangement exists, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Company derives its revenue from six revenue streams: supply and installation project service, maintenance service, system checking service, installation service, repair service and sales of equipment.

The Company derives the majority of its revenue from the supply and installation of surveillance and security equipment and systems under fixed price contracts and one-year term maintenance services.

The Company recognizes revenue from supply and installation project service based on the percentage of completion method as work on the contract progresses, in accordance with Statement of Position (SOP) 81-1 (codified in FASB ASC Topic 605-35). The Company measures progress on a contract using the input method based on the ratio of costs incurred to total estimated costs. The revenue recognized is the percentage of total estimated income that incurred costs to date bear to estimated total costs.

Revenue from maintenance service income is recognized based on a straight-line basis over the one year term of the agreement.

Revenue from system checking service, installation and repair income are recognized when the installation and or work is completed and the customer acceptance is received.

Revenue from sales of equipment is recognized when the equipment is delivered, title and risk is transferred.

Sales revenue represents the invoiced value of goods and services, net of value-added tax (VAT).  Only revenue derived from repair and sales of equipment are subject to 3% VAT. Revenue from project and installation contracts is subject to a 3% business tax and revenue from maintenance and system checking service is subject to a 5% business tax in which is reflected in the cost of goods sold.

Most of the major contracts are bundled with post-installation service for the duration of one year. There is no general right of return indicated in the contracts. If any equipment delivered does not fit the required specifications, customers are entitled to an exchange for the correct item; or if the item is not functioning properly, the Company is responsible for fixing it or replacing it with a new item, which is usually covered by the manufacturer’s warranty. Customers are not entitled to a refund. Because there is no general right of return and the cost of the post-installation service of a typical contract accounts for an insignificant part of the contract, the Company’s earnings process is considered completed upon completion of the project.

Cost of goods sold:

Cost of goods sold consists primarily of material costs, labor costs, and related overhead which are directly attributable to the production of the service.

Warranties:

The Company offers a warranty to its customers on its products for a one year term. The Company accrues for warranty costs based on estimates of the costs that may be incurred under its warranty obligations. The warranty expense and related accrual is included in the Company’s sales, marketing and other operating expenses and other current liabilities respectively, and is recorded at the time revenue is recognized. Factors that affect the Company’s warranty liability include the number of sold equipments, its estimates of anticipated rates of warranty claims, costs per claim and estimated support labor costs and the associated overhead. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company’s warranty expense was immaterial for the years ended December 31, 2010 and 2009.

Retirement benefits:

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees’ salaries.  The required contributions under the retirement plans are charged to the consolidated statements of operations on an accrual basis. The Company’s contributions totaled $4,962 and $1, 374 for the years ended December 31, 2010 and 2009, respectively.

Income taxes:

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax asset and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and tax loss carry forwards. Deferred tax asset and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company files income tax returns with the relevant government authorities in the PRC. The Company is not subject to examination for years before 2007. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Basic and diluted net income per share:

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is similarly computed, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or existed. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At December 31, 2010, the Company has outstanding warrants with an anti-dilutive feature; therefore, the basic and diluted EPS are the same.

Comprehensive income:

The Company follows FASB ASC 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Recently adopted accounting pronouncements:

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This standard is not currently applicable to the Company.

In January 2010, FASB issued ASU No. 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. This standard is not currently applicable to the Company.

In January 2010, FASB issued ASU N0. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. This standard is not currently applicable to the Company.

Recently issued accounting pronouncements not yet adopted:

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2009-13 on ASC 605, Revenue Recognition – Multiple Deliverable Revenue Arrangement – a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 amended guidance related to multiple-element arrangements which requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. All entities must adopt the guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. The Company is currently evaluating the impact, if any, of ASU 2009-13 on its financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-14 on ASC 985, Certain Revenue Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 amended guidance that is expected to significantly affect how entities account for revenue arrangements that contain both hardware and software elements. As a result, many tangible products that rely on software will be accounted for under the revised multiple-element arrangements revenue recognition guidance, rather than the software revenue recognition guidance. The revised guidance must be adopted by all entities no later than fiscal years beginning on or after June 15, 2010. An entity must select the same transition method and same period for the adoption of both this guidance and the revisions to the multiple-element arrangements guidance noted above. The Company is currently evaluating the impact, if any, of ASU 2009-14 on its financial position and results of operations.

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. This standard is not currently applicable to the Company.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.

Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. This standard is not currently applicable to the Company.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company intends to adopt the disclosure requirements for any business combinations in 2011.

As of December 31, 2010, there are no other recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

2.  Inventories:

Inventories consist of:

	As of December 31,
	2010	2009
Raw materials	5,101	8,845
Finished goods	213,336	32,532
Consumable stock	-	6,088
Project cost-deferred	94,952	-
	313,389	47,465

The project cost-deferred represents inventories sent to the customer site but not installed as of December 31, 2010.

3.  Other receivables:

Other receivables consist of the following:

	As of December 31,
	2010	2009
Due from Shenyang Tianhong Telecommunication Network Co., Ltd	-	1,907,403
Due from employees	267	4,845
Due from former shareholders	531	-
Other	1,213,727	481,300
	1,214,525	2,393,548

Amount due from Shenyang Tianhong Telecommunication Network Co.,Ltd is unsecured, interest free and with no fixed terms of payment. The borrowing was settled on December 30, 2010.

During the year ended December 31, 2010, the Company advanced $1,213,600 to three potential customers in order to develop a working relationship.

4.  Retention receivable:

At December 31, 2010, the Company had retention receivable for product quality assurance of $147,414. At December 31, 2009, the Company had retention receivable of $298,574. The retention rate varies from 5% to 10% of the contract price, with variable terms from six months to one year.

5.  Prepayment and deposits:

Prepayments and deposits consist of the following:

	As of December 31,
	2010	2009
Consultancy fees	238,337	-
Legal fees	-	94,133
Business taxes	79,615	73,517
Others	-	5,610
Land use rights and buildings (Note 16)	2,427,200	-
	2,745,152	173,260
Less: non-current portion	2,427,200	-
Current portion	317,952	173,260

6.  Property, plant and equipment:

	As of December 31,
	2010	2009
At cost:
Buildings	1,547,341	1,496,340
Leasehold improvement	2,808	2,715
Office equipment	38,400	36,139
Motor vehicles	72,361	58,680
Furniture and fixtures	3,221	400
Total	1,664,131	1,594,274

Less: accumulated depreciation	(133,106)	(81,829)
Net book value	1,531,025	1,512,445

During the year ended December 31, 2010 and 2009, depreciation expense was $51,691 and $48,018, respectively.

In January 2008, the Company purchased the building from Mr. Rui Tan, who is a stockholder, Chairman, and the Chief Executive Officer of the Company for a consideration of US$723,840, with the last payment made in April 2010. In January 2009, the Company purchased a building from Mr. Tieyu Wang, who is a stockholder of the Company for a consideration of US$732,500, with the last payment made in June 2010. The above buildings were put into use upon purchase and recognized as property, plant and equipment. The building purchased in January 2008 and January 2009 are used for general office and training facility, respectively.

The Company submitted the documents of title transfer to local authority in October 2010. The local authority is still in the process of reviewing documents. The Company expects to have the title transfer completed during the second quarter of 2011.

7.  Land use rights:

Land use rights as of December 31, 2010 and 2009 were as follows:

	As of December 31,
	2010	2009
Cost-land use rights	2,275,500	2,200,500
Less: accumulated amortization	(113,775)	(55,012)
Land use rights, net	2,161,725	2,145,488

The amortization expense for the years ended December 31, 2010 and 2009 were $55,478 and $54,979, respectively.

Estimated amortization expense of land use rights for the next five years and thereafter is as follows:

Amount
2011	56,888
2012	56,888
2013	56,888
2014	56,888
2015	56,888
Thereafter	1,877,285
Total	2,161,725

In January 2009, the Company entered into an agreement with Shenyang Jicheng Livestock Center which is substantially owned by Mr. Tieyu Wang, a stockholder of the Company, to lease land from it for a period of 40 years for a consideration of $2,200,500. The land was put into use upon the signing of the agreement.

The Company paid the last installment in June 2010 and submitted the documents of title transfer to local authority in October 2010. The local authority is still in the process of reviewing documents, the Company expects to have the title transfer completed during the second quarter of 2011.

8.  Related party transactions:

Amount due from related parties consists of the following:

	As of December 31,
	2010	2009
Due from shareholders	-	84,923

Balances due from these related parties are unsecured, non-interest bearing and due on demand.

Amount due to related parties consists of the following:

	As of December 31,
	2010	2009
Rui Tan	1,277	208,995
Tieyu Wang	-	198,045
	1,277	407,040

Rui Tan is the Chairman of the Company, Tieyu Wang is a major stockholder of the Company. Balances due to these related parties are unsecured, non-interest bearing and due on demand.

9.  Advance to suppliers:

The Company has made payments to unrelated suppliers in advance of receiving merchandize. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $238,337 and $90,151 as of December 31, 2010 and 2009, respectively.

10.  Deferred maintenance revenue:

The amounts of deferred maintenance revenue totaled $3,993,240 and $2,046,824 as of December 31, 2010 and 2009, respectively. The maintenance revenue is recognized on a straight line basis over the one year term.

11.  Bank loans:

The bank loan of $758,500 is unsecured and due in September 2011 with interest rate of 5.84% per annum.

12.  Statutory reserve:

Under the PRC rules and regulations, the Company’s PRC subsidiaries, LNHX and SYHX are required to transfer 10% of the net income, as determined in accordance with the relevant PRC laws and regulations, to a statutory reserve until the reserve balance reaches 50% of the registered capital. The transfer to this reserve must be made before distribution of dividends to shareholders can be made. The statutory reserve is non-distributable other than in liquidation, and may be converted into share capital by issuance of new shares to shareholders in proportion to their existing shareholdings or by increasing the par value of the shares currently held by the shareholders, provided that the balance after such issuance is not less than 25% of the registered capital.

For the year ended December 31, 2010, SYHX transferred to the statutory reserve $221,910. The accumulated balance of the statutory reserve maintained at SYHX as of December 31, 2010 was $462,933. The statutory reserve as of December 31, 2010 for SYHX was 50% of its registered capital. LNHX has not transferred any statutory reserve for the year ended December 31, 2010 as no income was earned.

13. Dividend payable:

In conjunction with the 2009 merger of LNHX, the consideration for the acquisition of RMB 20,000,000 ($3,034,000) was recorded as dividend distribution to the original shareholders of LNHX. As of December 31, 2010 and 2009, Mr. Rui Tan, who was an original shareholder of LNHX, owed capital contribution of RMB 4,000,000 ($606,800 and $586,800) to LNHX. Mr. Tan agreed to offset the amount due from him against dividend payable due to him. Thus, at December 31, 2010 and 2009, dividend payable was $2,427,200 and $2,347,200.  The dividend payable was fully settled as of March 29, 2011.

14.  Income taxes:

Corporation Income Tax (“CIT”):

Eastern Security & Protection Services, Inc. is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the years ended December 31, 2010 and 2009.

China Currency Development Limited was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no taxable income subject to the Hong Kong profits tax for the years ended December 31, 2010 and 2009.

The applicable statutory tax rates for the years ended December 31, 2010 and 2009 are 16.5%.

The Company’s operating subsidiaries are governed by the Income Tax Law of the PRC concerning PRC Enterprises and various local income tax laws (“the Income Tax Laws”). Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The key changes were:

a.  The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs, except for High-Tech companies that pay a reduced rate of 15%;

b.  Companies established before March 16, 2007 continue to enjoy tax holiday treatment approved by local governments for a grace period of either the next 5 years, or until the tax holiday term is completed, whichever is sooner.

The reconciliation of income taxes computed at the PRC federal and local statutory tax rate applicable to the PRC, to income tax expense are as follows:

	Years ended December 31,
	2010	2009
Consolidated income before income tax	5,715,898	2,389,593
PRC state and local statutory tax rate	25%	25%
Computed expected expense	1,428,975	597,398
Non-deductible items and other	92,620	8,240
Income tax expense	1,521,595	605,638

There were no tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest and penalties associated with uncertain tax positions as of December 31, 2010 and 2009.

Value Added Tax (“VAT”):

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for domestic sales is 17%, which is levied on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority. A credit is available whereby VAT paid on the purchases can be used to offset the VAT due on the sales. Net VAT payable was $36,759 and $93 at December 31, 2010 and 2009, respectively, and was included in taxes payable.

Revenues, expenses and assets are recognized net of the amount of VAT except:

a.
where the VAT incurred on the purchase of assets or services is not recoverable from the taxation authority, in which case the VAT is recognized as part of the cost of acquisition of the assets or as part of the expense item as applicable; and

b.	receivables and payables are stated with the amount of VAT included.

15.  Stockholders’ equity:

Stock Split:

The consolidated balance sheets, statements of changes in stockholders’ equity, and related notes to consolidated financial statements have been adjusted to reflect a 5.113634 for 1 stock split that was effective March 21, 2011.

Warrants:

On December 31, 2010, in conjunction with the reverse acquisition transaction, the Company issued a consultant a warrant to purchase 350,003 shares (68,445 pre-split) of the Company’s common stock exercisable for three years at an exercise price of $1.00 per share ($5.11 pre-split)..

The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrant with the following assumptions: no dividend yield, expected volatility of 77.14%, and a risk-free interest rate of 0.98%..  Since the Company has a limited stock trading history, the Company based its estimate of expected volatility on the average of the volatility of shares prices of three comparable public entities.   This warrant is considered to be indexed to the Company’s own stock in accordance with FASB ASC 815-40.  This warrant has a fair value of $169,617 which was recorded as an acquisition related cost

Stock warrants activities during the years ended December 31, 2010 and 2009 are as follows:

	Warrant shares	Exercise Price Range	Weighted average exercise price
Outstanding as of December 31, 2009	-	-	-
Granted	350,003	1.00	1.00
Outstanding as of December 31, 2010	350,003	1.00	1.00
Exercisable as of December 31, 2010	350,003	1.00	1.00

Weighted average remaining life of warrants approximates 3 years as of December 31, 2010.

16.  Commitment:

Purchase of buildings and land use rights:

On November 14, 2010, SYHX entered into a purchase agreement with Liaoning Dongchuan, a property development company, to purchase three buildings with a total construction area of approximately 6,971 square meters situated in Shenyang, Liaoning Province, for a total consideration of $8,686,721 (equivalent to RMB 57,262,500). Included in the consideration is land use rights which will expire on January 20, 2056. SYHX intends to use these buildings as headquarter office and for future business expansion.

As of December 31, 2010, SYHX paid $2,427,200 (RMB 16,000,000) to Liaoning Dongchuan in connection with this agreement. SYHX is entitled to use these buildings upon the next payment of $1,517,000 (RMB 10,000,000) which is due by June 30, 2011. Liaoning Dongchuan will process the transfer of building ownership of building No.1 with an approximate construction area of 3,262 square meters after the next payment of $3,034,000 (RMB 20,000,000) which is due by December 31, 2011. Liaoning Dongchuan is responsible to help SYHX apply for the building ownership certificate for building No. 2, and building ownership and land use right certificates for building No.3. The remaining balance of $1,708,521 (RMB 11,262,500) is due by June 30, 2012.

In the event of a default, there will be a 0.1% penalty per day of amount already paid by SYHX if the title is not received within the agreed time-frame (in the case that Liaoning Dongchuan defaults), and there will be a 0.1% penalty per day on the amount due to Liaoning Dongchuan if the payment is delayed (in the case that SYHX defaults). Both parties have the right to terminate the agreement if either the payment or title transfer is delayed for more than three months. In this circumstance, a 10% penalty would be levied on the contract value or the funds received. If SYHX defaults on the scheduled payments for more than three months, a 10% penalty will be levied on the contract value. However, if Liaoning Dongchuan defaults on the title transfer for more than three months, SYHX is entitled to a refund plus 10% of the total amount already paid.

Lease:

LNHX leased its office under a cancelable operating lease expiring January 19, 2014.  Rental expense amounted to $62,213 and $- for the years ended December 31, 2010 and 2009.

17.  Business segments:

The Company has two reportable segments: maintenance services and supply and installation projects.

	Maintenance service	Supply and installation projects	Segment total	Corporate	Total
Year ended December 31, 2010
Revenues	3,529,773	12,964,979	16,494 ,752	-	16,494 ,752
Income from operations	2,188,366	3,713,087	5,901,453	(55,625)	5,845,828
Income tax expense	325,612	1,195,983	1,521,595	-	1,521,595
Total assets	3,210,230	11,791,287	15,001,517	128	15,001,645
Depreciation and amortization	22,933	84,236	107,169	-	107,169
Capital expenditures	510,762	1,876,048	2,386,810	-	2,386,810

Year ended December 31, 2009
Revenues	1,711,680	4,561,681	6,273,361	-	6,273,361
Income from operations	1,062,437	1,325,275	2,387,712	(1,864)	2,385,848
Income tax expense	165,267	440,371	605,638	-	605,638
Total assets	2,335,021	6,221,924	8,556,945	71	8,557,016
Depreciation and amortization	28,106	74,891	102,997	-	102,997
Capital expenditures	805,985	2,147,637	2,953,622	-	2,953,622

	Years ended December 31,
Reconciliations	2010	2009

Total segment operating income	5,901,453	2,387,712
Corporate overhead expenses	(55,625)	(1,864)
Other income (expense), net	(129,930)	3,745
Income tax expense	(1,521,595)	(605,638)
Total consolidated net income	4,194,303	1,783,955

The Company generates all its revenue from PRC.

18.  Major customers and suppliers:

Major customers:

During year ended December 31, 2010, one customer constituted approximately 52% of total revenue. At December 31, 2010, amounts due from this customer were $3,686,938. During the year ended December 31, 2009, one customer constituted approximately 54% of total revenue. At December 31, 2009, amounts due from this customer were $823,287. This concentration makes the Company vulnerable to a near term adverse impact should the relationship be terminated.

Major suppliers:

During the year ended December 31, 2010, the Company purchased 91% of our raw materials and finished goods from four suppliers, each constituting at least 10% of the total purchase. As of December 31, 2010, the accounts payable due to these suppliers was nil. During the year ended December 31, 2009, we purchased 91 % of our raw materials and finished goods from two suppliers. As of December 31, 2009, the accounts payable due to these suppliers was approximately $5,593. This concentration makes the Company vulnerable to a near term adverse impact should the relationship be terminated.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A.     Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2010, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States.

Owing to the completion of the reverse acquisition transaction on December 31, 2010, management was unable to conduct an assessment of the internal controls of our operating subsidiaries which represent all of our business operations as of December 31, 2010.   Management also excludes assessment of internal control over financial reporting for the year ended December 31, 2010 with respect to the registrant as its assets, liabilities, and operations are insignificant compared to the consolidated entity after the reverse merger.

Based on the foregoing and as permitted by Section 215.02 of the SEC’s Compliance Disclosures and Interpretations, management is excluding its assessment of internal control over financial reporting for the year ended December 31, 2010.  As a result, our management cannot conclude that our internal control over financial reporting was effective and that there was no material weakness or significant deficiency discovered as of December 31, 2010.

Pursuant to Regulation S-K 308 (b), this annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

As a result of the reverse merger transaction on December 31, 2010,there were changes in our internal controls over financial reporting that occurred during the fourth quarter ended December 31, 2010 that are reasonably likely to materially affect our internal controls over financial reporting.  As discussed above, we are unable to complete a full assessment of our internal control over financial reporting as of December 31, 2010.

Item 9B.     Other Information

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position
Rui Tan	43	President, Chief Executive Officer and Director
Jing Wang	24	Chief Financial Officer and Director
Chuang Gao	57	Director
Chen Fang	35	Director
Xin Tian	47	Chief Operating Officer

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mr. Rui Tan. Mr. Tan has served as the Chief Executive Officer, President and Chair since the closing of the reverse acquisition of China Currency on December 31, 2010. Mr. Tan is currently the President of Shenyang Security, a position he has held since March 2006. Previously, Mr. Tan was the President of Liaoning Huaxun Housing Development Corporation, from November 1994 to March 2006. Mr. Tan graduated from the Shenyang University in Shenyang, Liaoning with a Bachelor of Mechanical Engineering degree in 1988.

Ms. Jing Wang. Ms. Wang has served as the Chief Financial Officer and Director since the closing of the reverse acquisition of China Currency on December 31, 2010. Ms. Wang is currently the Chief Financial Officer of Shenyang Security, a position she has held since December 31, 2010. Previously, Ms. Wang was the Assistant Manager of Crowe Horwath China, Certified Public Accountants in Beijing, from December 2009 to December 2010. Previous to this, Ms. Wang was a Senior Analyst with Emerson Group in Shenzhen City, China, from June 2007 to November 2009. Ms. Wang graduated from Shaoyang University in Shaoyang, Hunan, with a Bachelor of Arts degree in 2008. Ms. Wang graduated from Hunan University in Changsha, Hunan, with a Bachelors degree in Business Administration in 2008. Ms. Wang currently holds Certified Accountant professional designation in China.

Dr. Chuang Gao, Ph.D. Dr. Gao has served as a Director since the closing of the reverse acquisition of China Currency on December 31, 2010. Dr. Gao is currently the Assistant to the President of Capital University of Economics, Beijing, a position he has held since August 2009. Previously, Dr. Gao was the Dean of the faculty of Business Administration at Liaoning University, Shenyang, from August 1998 to August 2009. Previous to this, Dr. Gao was the Director of Finance at Liaoning University, from August 1997 to August 1998. Previous to this, Dr. Gao was the Associate Dean of the faculty of Business Administration at Liaoning University, from August 1995 to August 1997. Previous to this, Dr. Gao was an Associate Professor with the faculty of Business Administration at Liaoning University, from August 1982 to August 1995. Dr. Gao graduated from the Liaoning University with a Bachelor degree in Business Administration in 1992. Dr. Gao graduated from the Renmin University of China, Beijing, with a Masters degree in Business Administration in 1986. Dr. Gao graduated from the Liaoning University with a Ph.D. in 1997.

Mr. Chen Fang. Mr. Fang has served as a Director since the closing of the reverse acquisition of China Currency on December 31, 2010. Mr. Fang is currently the International Audit Department Manager of Crowth Horwarth China Certified Public Accountants, Beijing, a position he has held since March 2010. Previously, Mr. Fang was the Senior Supervisor with Ever Trust CPAs Co., Ltd., Beijing, from December 2007 to February 2010. Previous to this, Mr. Fang was the Senior Auditor with Tianzhi International Certified Public Accountants Co., Ltd., Beijing, from December 2006 to November 2007.  Previous to this, Mr. Fang was the Senior Auditor with GC Certified Public Accountants Co., Ltd., Beijing, from January 2005 to October 2005.  Previous to this, Mr. Fang was the Financial Manager with Anhui Chemical Machinery Manufacture Co., Ltd., Anhui, from October 1997 to December 2004. Mr. Fang graduated from the West Anhui University in Hefei, Anhui with an Associate degree in Business Administration in 1996. Mr. Fang graduated from the Central University of Finance and Economics in Beijing with a Bachelors degree in Business Administration in 2004. Mr. Feng is a Certified Public Accountant.

Mr. Xin Tian. Mr. Tian has served as the Chief Operating Officer since the closing of the reverse acquisition of China Currency on December 31, 2010. Mr. Tian is currently the Chief Operating Officer of Shenyang Security, a position he has held since June 2010. Previously, Mr. Tian was a Director of Liaoning Guangda Saima Entertainment, Co. Ltd., from May 2000 to December 2009. Previous to this, Mr. Tian was the General Manager of Liaoning Tongxin Industrial Company from August 1985 to October 1995. Previous to this, Mr. Tian was a Director of the Liaoning Provincial People’s Procuratorate from August 1985 to October 1995. Mr. Tian graduated from Liaoning University in Shenyang with a Bachelor of Business Administration degree in 1985. Mr. Tian graduated from Northeastern University in Shenyang, Liaoning, with a Masters of Business Administration degree in 2001.

Employment Agreements

On December 31, 2010, we entered into a two-year employment agreement with Mr. Rui Tan to serve as our Chief Executive Officer. The agreement provides for an annual base salary of $60,700 and an annual bonus equal to 50% of the base salary subject to the discretion of the Board of Directors.  The term of employment will renew automatically for successive 1 year periods unless 90 days prior notice is given by either party prior to the expiration of the term.  The agreement may be terminated without cause by the Company subject to 30 days prior notice, payment of 2 months salary, and a 2 month extension of any applicable employee benefit plans.

On December 31, 2010, we entered into a two-year employment agreement with Ms. Jing Wang to serve as our Chief Financial Officer. The agreement provides for an annual base salary of $45,500 and an annual bonus equal to 50% of the base salary subject to the discretion of the Board of Directors.  The term of employment will renew automatically for successive 1 year periods unless 90 days prior notice is given by either party prior to the expiration of the term.  The agreement may be terminated without cause by the Company subject to 30 days prior notice, payment of 2 months salary, and a 2 month extension of any applicable employee benefit plans.

On December 31, 2010, we entered into a two-year employment agreement with Mr. Xin Tian to serve as our Chief Executive Officer. The agreement provides for an annual base salary of $30,350 and an annual bonus equal to 50% of the base salary subject to the discretion of the Board of Directors.  The term of employment will renew automatically for successive 1 year periods unless 90 days prior notice is given by either party prior to the expiration of the term.  The agreement may be terminated without cause by the Company subject to 30 days prior notice, payment of 2 months salary, and 2 month extension of any applicable employee benefit plans.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in "Certain Relationships and Related Transactions, and Director Independence - Transactions with Related Persons," none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

We currently have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and senior executives.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2010. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2010, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Committees of the Board of Directors

On December 31, 2010, we appointed the following committees of the Board of Directors:

Audit Committee

Our audit committee consists of our independent directors Chuang Gao and Chen Fang.  The Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.  The audit committee is responsible for, among other things:

●	selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

●	reviewing with our independent auditors any audit problems or difficulties and management’s response;

●	reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S-K under the Securities Act;

●	discussing the annual audited financial statements with management and our independent auditors;

●	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of material control deficiencies;

●	annually reviewing and reassessing the adequacy of our audit committee charter;

●	such other matters that are specifically delegated to our audit committee by our board of directors from time to time;

●	meeting separately and periodically with management and our internal and independent auditors; and

●	reporting regularly to the full board of directors.

Compensation Committee

Our compensation committee consists of our independent directors Chuang Gao and Chen Fang. Our compensation committee assists the board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Members of the compensation committee are not prohibited from direct involvement in determining their own compensation. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated.  The compensation committee is responsible for, among other things:

●	approving and overseeing the compensation package for our executive officers;

●	reviewing and making recommendations to the board with respect to the compensation of our directors;

●
reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating the performance of our chief executive officer in light of those goals and objectives, and setting the compensation level of our chief executive officer based on this evaluation; and

●
reviewing periodically and making recommendations to the board regarding any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans.

Corporate Governance and Nominating Committee

Our corporate governance and nominating committee consists of our independent directors Chuang Gao and Chen Fang.  The corporate governance and nominating committee assists the board of directors in identifying individuals qualified to become our directors and in determining the composition of the board and its committees.  The corporate governance and nominating committee is responsible for, among other things:

●	identifying and recommending to the board nominees for election or re-election to the board, or for appointment to fill any vacancy;

●	reviewing annually with the board the current composition of the board in light of the characteristics of independence, age, skills, experience and availability of service to us;

●	identifying and recommending to the board the directors to serve as members of the board’s committees;

●
advising the board periodically with respect to significant developments in the law and practice of corporate governance as well as our compliance with applicable laws and regulations, and making recommendations to the board on all matters of corporate governance and on any corrective action to be taken; and

●	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of our procedures to ensure proper compliance.

Board Leadership and Risk Oversight

Our Chief Executive Officer also serves as Chair of the Board. The Board believes that the our company’s Chief Executive Officer is best situated to serve as Chair of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having one person serve as both Chair and Chief Executive Officer eliminates potential for confusion and provides clear leadership for our company, with a single person setting the tone and managing our operations. The Board oversees specific risks, including, but not limited to:

●	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

●	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

●	reviewing annually the independence and quality control procedures of the independent auditors;

●	reviewing, approving, and overseeing risks arising from proposed related party transactions;

●	discussing the annual audited financial statements with the management;

●
meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management; and

●
monitoring the risks associated with management resources, structure, succession planning, development and selection processes, including evaluating the effect the compensation structure may have on risk decisions.

Audit Committee Financial Expert

Our board of directors has determined that Mr. Chen Fang qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.      Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2010 and 2009; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Rui Tan(1) President, Treasurer, Secretary and Director	2010 2009	8,876 2,550(2)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	8,876 2,550
Jing Wang(3) Chief Financial Officer and Director	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Xin Tian(4) Chief Operating Officer	2010 2009	2,219 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	2,219 Nil
Maneeja Nooray(5) Former President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	2010 2009	Nil 5,540	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 5,540
Edmund Forister(6) Former President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Tan was appointed the president, treasurer, secretary and a director of our company on December 31, 2010.

(2)	These amounts represent compensation paid by China Currency and its subsidiaries.

(3)	Ms. Wang was appointed the chief financial officer and a director of our company on December 31, 2010.

(4)	Mr. Tian was appointed the chief operating officer of our company on December 31, 2010.

(5)	Ms. Noory resigned as president, treasurer, secretary and as a director of our company on November 18, 2010.

(6)	Mr. Forister resigned as president, treasurer, secretary and as a director of our company on December 31, 2010.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

2010 Grants of Plan-Based Awards

No equity and non-equity awards were granted to the named executives in 2010:

Outstanding Equity Awards at Fiscal Year End

No options were awarded to our named executive officers for the year ended December 31, 2010.

Option Exercises and Stock Vested

During our Fiscal year ended December 31, 2010 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Option Exercises and Stock Vested

During our Fiscal year ended December 31, 2010 there were no options exercised by our named officers.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Rui Tan	President, Chief Executive Officer and Chair	Common stock, $0.0001 par value	2,955,045	41.48%
Chuang Gao	Director	Common stock, $0.0001 par value	0	0

Name of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Chen Fang	Director	Common stock, $0.0001 par value	0	0
Jing Wang	Chief Financial Officer, Director	Common stock, $0.0001 par value	0	0
Xin Tian	Chief Operating Officer	Common stock, $0.0001 par value	189,123	2.65
All officers and directors as a group (5 persons named above)			3,144,168	44.13%
	Greater Than 5% Shareholders
Tieyu Wang		Common stock, $0.0001 par value	472,808	6.63%
Donghong Yang		Common stock, $0.0001 par value	378,246	5.30%

(1)     Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)     A total of 7,123,322 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 31, 2011. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

In January 2008, we purchased the building from Mr. Rui Tan, who is our stockholder, Chairman, and the Chief Executive Officer for consideration of US$723,840, with the last payment made in April 2010.

In January 2009, we purchased a building from Mr. Tieyu Wang, who is our stockholder, for consideration of US$732,500, with the last payment made in June 2010. The above buildings were put into use upon purchase and recognized as property, plant and equipment. The building purchased in January 2008 and January 2009 are used for general office and training facility, respectively.

In January 2009, we entered into an agreement with Shenyang Jicheng Livestock Center which is substantially owned by Mr. Tieyu Wang, our stockholder, to lease land from it for a period of 40 years for a consideration of $2,200,500. The land was put into use upon the signing of the agreement.

On December 31, 2010, we entered into and closed the Share Exchange Agreement with China Currency, its sole shareholder, ACE, and Maneeja Noory, pursuant to which we acquired 100% of the issued and outstanding capital stock of China Currency in exchange for 1,173,000 pre-split shares of our common stock, par value $0.0001, and 68,445 warrants with each warrant to purchase 1 share of our common stock at an exercise price of $5.11 per share.  The warrants vested immediately upon issuance and will expire on December 31, 2013.  Both the number and purchase price of the warrants are adjustable for any future dilution or concentration of our common stock resulting from a capital reorganization.  The 1,173,000 and 68,445 warrants issued to the designees of ACE  constituted 84.94% of our issued and outstanding capital stock on a fully-diluted basis (which assumes the issuance of the common shares underlying the warrants) immediately after completion of the reverse acquisition and after giving effect to the concurrent cancellation of 3,920,000 shares of our common stock by Ms. Noory.  These 1,173,000 shares were issued  to Rui Tan, our director and Chief Executive Officer.

As a condition precedent to the consummation of the Share Exchange Agreement, on December 31, 2010, we cancelled 3,920,000 shares of our common stock owned by Maneeja Noory as well as cancelled all loans owed by us to Maneeja Noory.

Amount due to related parties consists of the following:

	December 31, 2010	December 31, 2009
	Audited	Audited
Rui Tan	1,277	208,995
Tieyu Wang	-	198,045
	1,277	407,040

Rui Tan is our officer and director. Tieyu Wang is one of our shareholders. Balance due to these related parties is unsecured, non-interest bearing and due on demand.

Director Independence

Our common shares are listed on the OTC Bulletin Board which does not have requirements on independence of directors. However, our Board of Directors has adopted the definitions, standards and exceptions to the standards for evaluating director independence provided in the NASDAQ Stock Market rules, and determined that our directors Chuang Gao and Chen Fang are “independent directors” as defined under the rules of the NASDAQ Stock Market.

Currently our audit committee consists Chuang Gao and Chen Fang. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14.      Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2010 and for fiscal year ended December 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2010	December 31, 2009
Audit Fees	$133,500	$13,500
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$133,500	$13,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.      Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed on October 17, 2008)
3.2	Bylaws of the Company, adopted on June 17, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on October 17, 2008)
3.3	Certificate of Amendment filed with the Delaware Secretary of State on March 16, 2011 (Incorporated by reference from our Current Report on Form 8-K filed on March 17, 2011)
(10)	Material Contracts
10.1
Share Exchange Agreement, dated December 31, 2010, among the Company, China Currency Development Limited, ACE Strategy Holidings Limited, and Maneeja Noory (Incorporated by reference from our Current Report on Form 8-K filed on January 6, 2011)

10.2	General Release, dated December 31, 2010, by and between the Company and Maneeja Noory (Incorporated by reference from our Current Report on Form 8-K filed on January 6, 2011)
10.3	Share Purchase Agreement between the Company and Maneeja Noory dated December 31, 2010 (Incorporated by reference from our Current Report on Form 8-K filed on January 6, 2011)
10.4	Warrant Agreement with Red Strike One Investment Management, Inc. (Incorporated by reference from our Current Report on Form 8-K filed on January 6, 2011)
10.5	Employment Agreement, dated December 31, 2010, between the Company and Mr. Rui Tan (Incorporated by reference from our Current Report on Form 8-K filed on January 6, 2011)
10.6	Employment Agreement, dated December 31, 2010, between the Company and Ms. Jing Wang (Incorporated by reference from our Current Report on Form 8-K filed on January 6, 2011)
10.7	Employment Agreement, dated December 31, 2010, between the Company and Mr. Xing Tian (Incorporated by reference from our Current Report on Form 8-K filed on January 6, 2011)
10.8	Lease Agreement, dated January 19, 2009 with Ning Chen (Incorporated by reference from our Current Report on Form 8-K filed on January 6, 2011)
(14)	Code of Ethics
14.1	Code of Ethics (Incorporated by reference from our Current Report on Form 8-K filed on January 6, 2011)

Exhibit No.	Description
(21)	Subsidiaries of the Registrant
21.1
China Currency Development Limited, a Hong Kong corporation
Liaoning Huaxun Security Service Operation Co., Ltd., a People's Republic of China corporation (wholly-owned by China Currency Development Limited)
Shenyang Huaxun Jiuding Venture Technology Co., Ltd., a People's Republic of China corporation (wholly-owned by Liaoning Huaxun Security Service Operation Co., Ltd.)

(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification of Principal Executive Officer.
31.2*	Section 302 Certification of Principal Financial Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification of Principal Executive Officer.
32.2*	Section 906 Certification of Principal Financial Officer.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

EASTERN SECURITY & PROTECTION SERVICES, INC.
(Registrant)

Dated: March 31, 2011	/s/ Rui Tan
Rui Tan
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Dated: March 31, 2011	/s/ Jing Wang
Jing Wang
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2011	/s/ Rui Tan
Rui Tan
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Dated: March 31, 2011	/s/ Jing Wang
Jing Wang
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 31, 2011	/s/ Chuang Gao
Chuang Gao
Director

Dated: March 31, 2011	/s/ Chen Fang
Chen Fang
Director