Form 10-Q
period 2011-03-31
EASTERN SECURITY & PROTECTION SERVICES, INC.
filed 2011-05-16
CIK 1446140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________

Commission File Number	333-154422

EASTERN SECURITY & PROTECTION SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0217073
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

68 Harbin Road, Shenyang, Liaoning, People's Republic of China	110002
(Address of principal executive offices)	(Zip Code)

86-24-2250-1035
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	YES	☐	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

			☐	YES	☐	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
☐	YES	☒	NO
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

☐	YES	☐	NO
APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
7,123,322 common shares issued and outstanding as of May 16, 2011.

EASTERN SECURITY & PROTECTION SERVICES, INC.
FORM 10-Q
March 31, 2011

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three month period ended March 31, 2011 form part of this quarterly report. They are stated in United Stated Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

EASTERN SECURITY & PROTECTION SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

 (Amounts in US dollar)

	March 31,	December 31,
	2011	2010
	Unaudited	Audited
Assets
Current assets
Cash and cash equivalents	912,880	2,308,713
Accounts receivable	4,557,953	4,341,365
Inventories	476,867	313,389
Retention receivable	182,375	145,531
Other receivables	1,864,245	1,214,525
Prepayment and deposits	322,586	317,952
Advance to suppliers	352,691	238,337
Total current assets	8,669,597	8,879,812
Property, plant and equipment, net	1,529,376	1,531,025
Land use rights	2,161,659	2,161,725
Retention receivable, net of current portion	1,895	1,883
Prepayment and deposits, net of current portion	3,664,800	2,427,200
Deferred cost	47,519	-
Total assets	16,074,846	15,001,645

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	32,281	89,601
Dividend payable	-	2,427,200
Accrued expenses	60,383	124,463
Deferred maintenance revenue	3,067,207	3,993,240
Taxes payable	414,784	651,376
Due to related parties	1,286	1,277
Bank loans	1,527,000	758,500
Other current liabilities	113,223	9,810
Total liabilities	5,216,164	8,055,467

Stockholders’ equity
Preferred stock at $0.0001 par value: 5,000,000 shares authorized, -0- shares issued and outstanding as of March 31, 2011 and December 31, 2010
COMMON STOCK, par value at $0.0001 per share, 100,000,000 shares authorized, 7,123,322 shares issued and outstanding as of March 31, 2011 and December 31, 2010	713	713
Additional paid in capital	2,613,394	170,194
Statutory reserve	462,933	462,933
Retained earnings unappropriated	7,524,438	6,104,543
Accumulated other comprehensive income	257,204	207,795
Total stockholders’ equity	10,858,682	6,946,178
Total liabilities and stockholders’ equity	16,074,846	15,001,645

See accompanying notes to the consolidated financial statements.

EASTERN SECURITY & PROTECTION SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in US dollar)

	Three months ended March 31,
	2011	2010
	Unaudited	Unaudited

Revenues	5,202,031	1,917,624
Cost of goods sold	(2,780,242)	(819,378)
Gross margin	2,421,789	1,098,246
Sales, marketing and other operating expenses	(152,261)	(132,968)
General and administrative expenses	(355,245)	(145,862)
Income from operations	1,914,283	819,416

Interest expense and bank charges	(11,451)	(19)
Interest income	781	354
Other income (expense), net	(26)	73,206
Income from operations before income tax	1,903,587	892,957

Income tax expense	(483,692)	(227,936)

Net income	1,419,895	665,021

Basic and diluted weighted average shares outstanding	7,123,322	5,998,300
Basic and diluted net income per share	0.1993	0.1109

 See accompanying notes to the consolidated financial statements.

EASTERN SECURITY & PROTECTION SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in US dollar)

	Three months ended March 31,
	2011	2010
	Unaudited	Unaudited

Net income	1,419,895	665,021

Other comprehensive income
Foreign currency translation adjustment	49,409	48,821
Comprehensive income	1,469,304	713,842

See accompanying notes to the consolidated financial statements.

EASTERN SECURITY & PROTECTION SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Amounts in US dollar)

	Common stock		Additional paid	Statutory	Retained earnings	Accumulated other comprehensive
	Number of shares	Amount	in capital	reserve	unappropriated	income	Total
Balance, January 1, 2011 (Audited)	7,123,322	713	170,194	462,933	6,104,543	207,795	6,946,178
Capital contribution	-	-	2,443,200	-	-	-	2,443,200
Net income	-	-	-	-	1,419,895	-	1,419,895
Foreign currency translation adjustment	-	-	-	-	-	49,409	49,409
Balance, March 31, 2011 (Unaudited)	7,123,322	713	2,613,394	462,933	7,524,438	257,204	10,858,682

See accompanying notes to the consolidated financial statements.

EASTERN SECURITY & PROTECTION SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in US dollar)

	Three months ended March 31,
	2011	2010
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	1,419,895	665,021
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	13,445	12,764
Amortization of prepaid land lease	14,267	13,748
(Increase) decrease in assets
Accounts receivable	(187,329)	24,632
Inventories	(160,862)	(217,073)
Retention receivable	(35,761)	279,392
Other receivables	(639,529)	841,109
Prepayment and deposits	(58,977)	(74,518)
Advance to suppliers	(112,399)	6,564
Due from related parties	-	84,894
Deferred cost	(47,357)	59,952
Increase (decrease) in liabilities
Accounts payable	(57,714)	(297,832)
Accruals and other payables	44,410	(201,362)
Deferred maintenance revenue	(949,113)	(86,640)
Due to related parties	-	80,658
Taxes payable	(183,619)	74,008
Net cash used in (provided by) operating activities	(940,643)	1,265,317

CASH FLOWS FROM INVESTING ACTIVITIES
Prepayment and purchase of property, plant and equipment	(1,219,182)	(235)
Net cash used in investing activities	(1,219,182)	(235)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank loans	760,900	-
Net cash provided by financing activities	760,900	-

EFFECTS OF EXCHANGE RATE CHANGE ON CASH	3,092	172

NET INCREASE IN CASH & CASH EQUIVALENT	(1,395,833)	1,265,254

CASH & CASH EQUIVALENT - BEGINNING OF PERIOD	2,308,713	356,176

CASH & CASH EQUIVALENT - END OF PERIOD	912,880	1,621,430

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	695,624	137,559
Interest paid	11,111	-

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING AND INVESTING ACTIVITIES
Dividend payable contributed as capital	2,443,200	-
Due from related party offset against dividend payable	-	606,800

See accompanying notes to the consolidated financial statements.

EASTERN SECURITY & PROTECTION SERVICES, INC.
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

Unaudited interim financial information:

The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2010. In the opinion of management, the unaudited interim financial statements furnished here include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. In the opinion of management, the interim financial statements include all adjustments that are necessary in order to make the financial statements not misleading. The results of the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ended December 31, 2011.

Advertising and promotion costs:

Costs incurred in direct-response advertising are capitalized and amortized on a straight-line basis over the duration of the advertising campaign. As of March 31, 2011 and December 31, 2010, there was no capitalized direct-response advertising. All other advertising costs are expensed as incurred. Advertising costs amounted to $33,532 and $67,459 for the three months ended March 31, 2011 and 2010.

Research and development costs:

Research and development costs amounted to $25,955 and $3,720 for the three months ended March 31, 2011 and 2010, and are recorded in general and administrative expenses.

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

	As of March 31,
	2011	2010
RMB exchange rate	6.5701	6.8361

	Three months ended March 31,
	2011	2010
Average RMB exchange rate	6.5894	6.8360

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

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the assets or liabilities; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity)

At March 31, 2011 and December 31, 2010, the Company has no financial assets or liabilities subject to recurring fair value measurements.

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

Accounts receivable:

Accounts receivable are stated at cost, net of an allowance for doubtful accounts (none at March 31, 2011 and December 31, 2010). The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of accounts receivables. The Company makes judgments about the credit worthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customer begins to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

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

The Company follows the provisions of ASC 350-30-50 “Goodwill and Other Intangible Assets”. Under this guidance, finite lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment if indications of possible impairment exist. The Company determined that no impairment adjustments were necessary as of March 31, 2011 and December 31, 2010.

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

There was no impairment of long-lived assets as of March 31, 2011 and December 31, 2010.

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

Warranties:

The Company offers a warranty to its customers on its products for a one year term. The Company accrues for warranty costs based on estimates of the costs that may be incurred under its warranty obligations. The warranty expense and related accrual is included in the Company’s sales, marketing and other operating expenses and other current liabilities respectively, and is recorded at the time revenue is recognized. Factors that affect the Company’s warranty liability include the number of sold equipments, its estimates of anticipated rates of warranty claims, costs per claim and estimated support labor costs and the associated overhead. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company’s warranty expense was immaterial for the three months ended March 31, 2011 and 2010.

Retirement benefits:

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the consolidated statements of operations on an accrual basis. The Company’s contributions totaled $1,563 and $421 for the three months ended March 31, 2011 and 2010, respectively.

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

Basic and diluted net income per share:

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is similarly computed, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or existed. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At March 31, 2011, the Company has outstanding warrants with an anti-dilutive feature; therefore, the basic and diluted EPS are the same.

Comprehensive income:

The Company follows FASB ASC 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Recently adopted accounting pronouncements:

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310). This update requires new disclosures and enhances current disclosures about the allowance for credit losses and the credit quality of financing receivables. However, the following receivables are excluded from the scope of this amendment: receivables measured at fair value with changes included in earnings and receivables measured at lower of cost or market and trade receivables with contractual maturities of one year or less that arose from the sale of goods or services. This standard is effective for interim and annual periods ending on or after December 15, 2010. The Company adopted the disclosure requirements effective January 1, 2011.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that provide disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the disclosure requirements effective January 1, 2011.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will adopt the disclosure requirements for any business combinations in 2011.

Recently issued accounting pronouncements not yet adopted:

As of March 31, 2011, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

2.   Inventories:

Inventories consist of:

	March 31,	December 31,
	2011	2010
	Unaudited	Audited
Raw materials	-	5,101
Finished goods	85,906	213,336
Work in progress	190,173	-
Project cost-deferred	200,788	94,952
	476,867	313,389

The project cost-deferred represents inventories sent to the customer site but not installed as of March 31, 2011 and December 31, 2010.

3.   Other receivables:

Other receivables consist of the following:

	March 31,	December 31,
	2011	2010
	Unaudited	Audited
Due from Shenyang Tianhong Telecommunication Network Co.,Ltd	610,800	-
Due from employees	269	267
Due from former shareholders	534	531
Others	1,252,642	1,213,727
	1,864,245	1,214,525

Amount due from Shenyang Tianhong Telecommunication Network Co.,Ltd is unsecured, interest free and with fixed terms of payment until June 30, 2011.

During the year ended December 31, 2010, the Company advanced $1,213,600 to three potential customers in order to develop a working relationship. $458,100 was settled in March 2011 and $305,400 was settled in April 2011, the remaining of $450,100 would be settled by the end of May 2011.

During the quarter ended March 31, 2011, a prepayment of $488,640 (RMB 3,200,000) was made to a supplier for purchase of equipment but order was subsequently cancelled. Included in Others is this amount paid which is expected to be refunded by the end of May 2011.

4.   Retention receivable:

At March 31, 2011, the Company had retention receivable for product quality assurance of $184,270, of which $1,895 was non-current. At December 31, 2010, the Company had retention receivable for product quality assurance of $147,414. The retention rate varies from 5% to 10% of the contract price, with variable terms from six months to one year.

5.   Prepayment and deposits:

Prepayments and deposits consist of the following:

	March 31,	December 31,
	2011	2010
	Unaudited	Audited
Consultancy fees	236,685	238,337
Business taxes	-	79,615
Lease	64,134	-
Land use rights and buildings (Note 16)	3,664,800	2,427,200
Deposits and Other	21,767	-
	3,987,386	2,745,152
Less: non-current portion	3,664,800	2,427,200
Current portion	322,586	317,952

6.   Property, plant and equipment:

	March 31,	December 31,
	2011	2010
	Unaudited	Audited
At cost:
Buildings	1,557,540	1,547,341
Leasehold improvement	-	2,808
Office equipment	40,402	38,400
Motor vehicles	72,838	72,361
Furniture and fixtures	3,242	3,221
Total	1,674,022	1,664,131

Less: accumulated depreciation	(144,646)	(133,106)
Net book value	1,529,376	1,531,025

During the three months ended March 31, 2011 and 2010, depreciation expense was $13,445 and $12,764, respectively.

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

7.   Land use rights:

Land use rights as of March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011	2010
	Unaudited	Audited
Cost-land use rights	2,290,500	2,275,500
Less: accumulated amortization	(128,841)	(113,775)
Land use rights, net	2,161,659	2,161,725

The amortization expense for the three months ended March 31, 2011 and 2010 were $14,267 and $13,748, respectively.

Estimated amortization expense of land use rights for the next five years and thereafter is as follows:

Amount
2011	57,262
2012	57,262
2013	57,262
2014	57,262
2015	57,262
Thereafter	1,875,349
Total	2,161,659

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

8.   Related party transactions:

Amount due to related parties consists of the following:

	March 31,	December 31,
	2011	2010
	Unaudited	Audited
Rui Tan	1,286	1,277

Rui Tan is the Chairman of the Company. Balance due to this related party is unsecured, non-interest bearing and due on demand.

9.   Advance to suppliers:

The Company has made payments to unrelated suppliers in advance of receiving merchandize. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $352,691 and $238,337 as of March 31, 2011 and December 31, 2010, respectively.

10.   Deferred maintenance revenue:

The amounts of deferred maintenance revenue totaled $3,067,207 and $3,993,240 as of March 31, 2011 and December 31, 2010, respectively. The maintenance revenue is recognized on a straight line basis over the one year term.

11.   Bank loans:

The following is a summary of the Company’s bank loans as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	Unaudited	Audited

Bank loans, interest rate 5.84% per year, due in September 2011	763,500	758,500
Bank loans, interest rate 6.969% per year, due on March 15, 2012	763,500	-
Total	1,527,000	758,500

On March 24, 2011, the Company obtained a $763,500 bank loan from China Construction Bank, to be repaid by March 15, 2012. The loan is secured by one of the Company’s buildings, and bears a fixed annual rate of 6.969%. The loan interest is to be paid monthly.

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

For the three months ended March 31, 2011, SYHX transferred nil to the statutory reserve, as the statutory reserve as of December 31, 2010 for SYHX had reached 50% of its registered capital. LNHX has not transferred any statutory reserve for the three months ended March 31, 2011 as no income was earned.

13.   Dividend payable:

In conjunction with the 2009 merger of LNHX, the consideration for the acquisition of RMB 20,000,000 ($3,034,000) was recorded as dividend distribution to the original shareholders of LNHX. As of December 31, 2010 and 2009, Mr. Rui Tan, who was an original shareholder of LNHX, owed capital contribution of RMB 4,000,000 ($606,800 and $586,800) to LNHX. Mr. Tan agreed to offset the amount due from him against dividend payable due to him. Thus, at December 31, 2010 and 2009, dividend payable was $2,427,200 and $2,347,200. The dividend payable was contributed as capital as of March 29, 2011.

14.   Income taxes:

Corporation Income Tax (“CIT”):

Eastern Security & Protection Services, Inc. is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three months ended March 31, 2011 and 2010.

China Currency Development Limited was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no taxable income subject to the Hong Kong profits tax for the three months ended March 31, 2011 and 2010.

The applicable statutory tax rates for the three months ended March 31, 2011 and 2010 are 16.5%.

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

The reconciliation of income taxes computed at the PRC federal and local statutory tax rate applicable to the PRC, to income tax expense are as follows:

	Three months ended March 31,
	2011	2010
	Unaudited	Unaudited
Consolidated income before income tax	1,419,895	665,021
PRC state and local statutory tax rate	25%	25%
Computed expected expense	354,974	166,255
Non-deductible items and other	128,718	61,681
Income tax expense	483,692	227,936

There were no tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest and penalties associated with uncertain tax positions as of March 31, 2011 and December 31, 2010.

Value Added Tax (“VAT”):

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for domestic sales is 17%, which is levied on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority. A credit is available whereby VAT paid on the purchases can be used to offset the VAT due on the sales. Net VAT payable was $24,936 and $36,759 at March 31, 2011 and December 31, 2010, respectively, and was included in taxes payable.

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

The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrant with the following assumptions: no dividend yield, expected volatility of 77.14% and a risk-free interest rate of 0.98%. Since the Company has a limited stock trading history, the Company based its estimate of expected volatility on the average of the volatility of share prices of three comparable public entities. This warrant is considered to be indexed to the Company’s own stock in accordance with FASB ASC 815-40.

There was no stock warrant activities during the three months ended March 31, 2011:

	Warrant shares	Exercise Price Range	Weighted average exercise price
Outstanding as of December 31, 2010	350,003	1.00	1.00
Outstanding as of March 31, 2011	350,003	1.00	1.00
Exercisable as of March 31, 2011	350,003	1.00	1.00

Weighted average remaining life of warrants approximates 2.8 years as of March 31, 2011.

16.   Commitment:

Purchase of buildings and land use rights:

On November 14, 2010, SYHX entered into a purchase agreement with Liaoning Dongchuan, a property development company, to purchase three buildings with a total construction area of approximately 6,971 square meters situated in Shenyang, Liaoning Province, for a total consideration of $8,743,984 (equivalent to RMB 57,262,500). Included in the consideration is land use rights which will expire on January 20, 2056. SYHX intends to use these buildings as headquarter office and for future business expansion.

As of December 31, 2010, SYHX paid $2,443,200 (RMB 16,000,000) to Liaoning Dongchuan in connection with this agreement. SYHX is entitled to use these buildings upon the next payment of $1,517,000 (RMB 10,000,000) which is due by June 30, 2011. Liaoning Dongchuan will process the transfer of building ownership of building No.1 with an approximate construction area of 3,262 square meters after the next payment of $3,034,000 (RMB 20,000,000) which is due by December 31, 2011. Liaoning Dongchuan is responsible to help SYHX apply for the building ownership certificate for building No. 2, and building ownership and land use right certificates for building No.3. The remaining balance of $1,708,521 (RMB 11,262,500) is due by June 30, 2012.

In the quarter ended March 31, 2011, SYHX paid another $1,221,600 (RMB 8,000,000). As of March 31, 2011, a total of $3,664,800 (Note 5) was paid. The remaining balance to be paid is $5,079,184 (RMB 33,262,500).

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

Lease:

LNHX leased its office under a long term, non cancelable operating lease expiring January 19, 2014. Rental expense amounted to $8,101 and $7,806 for the three months ended March 31, 2011 and 2010.

The minimum lease payments are as follows:

Amount
2011	41,276
2012	54,785
2013	54,785
2014	13,508
Total	164,354

17.   Business segments:

The Company has two reportable segments: maintenance services and supply and installation projects.

	Maintenance service	Supply and installation projects	Segment total	Corporate	Total
Three months ended March 31, 2011
Revenues	1,430,118	3,771,913	5,202,031	-	5,202,031
Income from operations	914,302	1,023,800	1,938,102	(23,819)	1,914,283
Income tax expense	132,974	350,718	483,692	-	483,692
Total assets	4,419,185	11,655,533	16,074,718	128	16,074,846
Depreciation and amortization	7,618	20,094	27,712	-	27,712
Capital expenditures	335,172	884,010	1,219,182	-	1,219,182

Three months ended March 31, 2010
Revenues	809,700	1,107,924	1,917,624	-	1,917,624
Income from operations	512,229	307,645	819,874	(458)	819,416
Income tax expense	96,244	131,692	227,936	-	227,936
Total assets	3,463,965	4,739,796	8,203,761	128	8,203,889
Depreciation and amortization	11,194	15,318	26,512	-	26,512
Capital expenditures	99	136	235	-	235

	Three months ended March 31,
Reconciliations	2011	2010
	Unaudited	Unaudited

Total segment operating income	1,938,102	819,874
Corporate overhead expenses	(23,819)	(458)
Other income (expense), net	(10,696)	73,541
Income tax expense	(483,692)	(227,936)
Total consolidated net income	1,419,895	665,201

The Company generates all its revenue from PRC.

18.   Major customers and suppliers:

Major customers:

During the three months ended March 31, 2011, one customer constituted approximately 39% of total revenue. At March 31, 2011, amounts due from this customer were $4,542,572. During the three months ended March 31, 2010, one customer constituted approximately 32% of total revenue. At March 31, 2010, amounts due from this customer were $782,319. This concentration makes the Company vulnerable to a near term adverse impact should the relationship be terminated.

Major suppliers:

During the three months ended March 31, 2011, the Company purchased 97% of our raw materials and finished goods from three suppliers. As of March 31, 2011, the accounts payable due to these suppliers was $616. During the three months ended March 31, 2010, we purchased 91 % of our raw materials and finished goods from two suppliers. As of March 31, 2010, the accounts payable due to these suppliers was approximately $103,127. This concentration makes the Company vulnerable to a near term adverse impact should the relationship be terminated.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "estimate," "plan," "project," "predict," "potential," "continue," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on information available to the management on the date hereof. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. Readers should also carefully review factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

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

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean Eastern Security Protection Services, Inc. and our wholly owned subsidiary, China Currency Development Limited, a Hong Kong corporation, Liaoning Huaxun Security Service Operation Co., Ltd., a People's Republic of China corporation (wholly-owned by China Currency Development Limited) and Shenyang Huaxun Jiuding Venture Technology Co., Ltd., a People's Republic of China corporation (wholly-owned by Liaoning Huaxun Security Service Operation Co., Ltd.).

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

On March 9, 2011, we received written consent from the board of directors and the holders of 53.4% of our company’s voting securities to change our company’s name change to “Eastern Security & Protection Services, Inc.” and to effect a forward split of our issued and outstanding shares of common stock on a 5.113634 for 1 basis.

On March 16, 2011, we filed a certificate of amendment with the Delaware Secretary of State to change our name to Eastern Security & Protection Services, Inc.

On March 21, 2011, we split our issued and outstanding common stock on a 5.11364 for 1 basis.  As a result, our issued and outstanding shares of common stock increased from 1,393,000 to 7,123,322, all with a par value of $0.0001.  Our authorized capital and preferred stock remain unchanged.

Also March 21, 2011, we changed our name from “Velvet Rope Special Events Inc.” to “Eastern Security & Protection Services, Inc.” by way of a merger with our wholly-owned subsidiary Eastern Security & Protection Services, Inc., which was formed solely for the change of name.

The forward stock split and name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on March 21, 2011 under the symbol “EAST”.  Our CUSIP number is 276896 107.

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

Presently, we have a small market share in Liaoning province. Our management anticipates being able to grow our presence with our competitive advantages in quality, our strong management team and capacity expansion. Our revenue for the three months ended March 31, 2011 achieved $5,202,031.

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

We have integrated operations in the sales and service of security and safety systems, our principal business. We conduct our business through Shenyang Security by purchasing from security and safety system suppliers and then selling, installing and servicing the products to our customers. Our security and safety systems business is focused on the market of Liaoning province, which includes major cities such as, Shenyang, Anshan, Benxi, Dalian, and Dandong, which have approximately 42 million people. We operate a large regional security and safety systems network in Liaoning province supported by strategically placed facilities. For three months ended March 31, 2011, revenue generated from our security and safety systems business was $5.2 million.

We sell, install and service over 400 products from approximately 90 suppliers through our distribution network in compliance with PRC regulations. In 2010, revenue derived from the sales, installation and service of third-party products constituted all of our revenue. The terms of our distribution agreements vary between suppliers and vary in terms of payment period, arrangement of delivery, pricing and quality requirements. The general payment terms vary from advance deposit, to cash on delivery, to payment up to 90 days from delivery, and the payment can be settled by means of bank collection, remittance, bills payable, postal check. The delivery is either to our warehouse, railway station, or prescribed destination within Shenyang City. The quality of safety and security systems supplied is in accordance with the prescribed national standard requirement. Our top 5 suppliers in our security and safety systems business accounted for 99% of our purchases in three months ended March 31, 2011.

Liquidity and capital resources and results of operations for the three months ended March 31, 2011 and 2010:

Liquidity and capital resources:

As of March 31, 2011, we had cash and cash equivalents of $912,880. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months. We plan to review acquisition opportunities as a strategy for further growth.

Net cash used in operating activities for the three months ended March 31, 2011 was $940,643. This was primarily due to the net income of $1,419,895, adjusted by non-cash related expenses including depreciation and amortization of $27,712, and a net decrease in working capital items of $2,388,250.

Net cash provided by operating activities for the three months ended March 31, 2010 was $1,265,317, This was primarily due to the net income of $665,021, adjusted by non-cash related expenses including depreciation and amortization of $26,512, offset by a net increase in working capital items of $573,784.

Net cash used in investing activities for the three months ended March 31, 2011 was $1,219,182 for purchase of property, plant and equipment. Net cash used in investing activities for the three months ended March 31, 2010 was $235, which was a capital expenditure on property, plant and equipment.

Net cash provided by financing activities for the three months ended March 31, 2011 was $760,900 from new borrowing of bank loans. Net cash provided by financing activities for the three months ended March 31, 2010 was nil.

Comparison of results for three months ended March 31, 2011 and 2010:

Revenues:

	Three months ended March 31,				% of
	2011	% of revenues	2010	% of revenues	change
Maintenance service	1,430,118	27.49%	809,700	42.22%	76.62%
Supply and installation projects	3,771,913	72.51%	1,107,924	57.78%	240.45%
	5,202,031	100.00%	1,917,624	100.00%	171.27%

The majority of our company’s revenues come from two segments: supply and installation projects and maintenance service. During the three months ended March 31, 2011, project income increased by 240% as our company’s business has expanded since the second half of FY2010. And together with the good performance in maintenance service, our total revenues increased by $3,284,407 or 172% from $1,917,624 for the three months ended March 31, 2010 to $5,202,031 for the three months ended March 31, 2011.

Cost of goods sold:

	Three months ended March 31,				% of
	2011	% of revenues	2010	% of revenues	change
Cost of goods sold	2,780,242	53.45%	819,378	42.73%	239.31%

Cost of goods sold increased by 239%, or $1,960,864, from $819,378 for the three months ended March 31, 2010 to $2,780,242 for the three months ended March 31, 2011. This increase was primarily attributable to the increase of our revenues and increase in raw material expense and labor cost.

Gross margin:

	Three months ended March 31,				% of
	2011	% of revenues	2010	% of revenues	change
Maintenance service	1,047,275	20.13%	629,768	32.84%	66.30%
Supply and installation projects	1,374,514	26.42%	468,478	24.43%	193.40%
	2,421,789	46.55%	1,098,246	57.27%	120.51%

During the three months ended March 31, 2011, we achieved gross margin of $2,421,789, increased by 121%, or $1,323,543 compared to $1,098,246 for the three months ended March 31, 2010, which was consistent with changes in revenues and cost of goods sold.

Sales, marketing and other operating expenses:

	Three months ended March 31,				% of
	2011	% of revenues	2010	% of revenues	change
Sales, marketing and other operating expenses	152,261	2.93%	132,968	6.93%	14.51%

Sales, marketing and other operating expenses increased by 15%, or $19,293 to $152,261 for the three months ended March 31, 2011 from $132,968 for the three months ended March 31, 2010. The increase was primarily attributable to sales expansion.

General and administrative expenses:

	Three months ended March 31,				% of
	2011	% of revenues	2010	% of revenues	change
General and administrative expenses	355,245	6.83%	145,862	7.61%	143.55%

General and administrative expenses increased by 144%, or $209,383 to $355,245 for the three months ended March 31, 2011 from $145,862 for the three months ended March 31, 2010. The increase was mainly due to rental expense of $13,696, employee welfare of $73,596, and increased in professional service fee of $68,841.

Net income:

As a result of the above, during the three months ended March 31, 2011, net income was $1,419,895 compared to a net income of $665,021 for the three months ended March 31, 2010.

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

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the assets or liabilities; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity)

At March 31, 2011 and December 31, 2010, our company has no financial assets or liabilities subject to recurring fair value measurements.

Our company's financial instruments include cash and cash equivalents, accounts receivable, other receivables, due from (to) related parties, accounts payable, advances from customers and bank loans. Management estimates that the carrying amounts of the financial instruments approximate their fair values due to their short-term nature.

Accounts receivable:

Accounts receivable are stated at cost, net of an allowance for doubtful accounts (none at March 31, 2011 and December 31, 2010). Our company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of accounts receivables. Our company makes judgments about the credit worthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customer begins to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

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

Our company follows the provisions of ASC 350-30-50 “Goodwill and Other Intangible Assets”. Under this guidance, finite lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment if indications of possible impairment exist. Our company determined that no impairment adjustments were necessary as of March 31, 2011 and December 31, 2010.

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

There was no impairment of long-lived assets as of March 31, 2011 and December 31, 2010.

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

Warranties:

Our company offers a warranty to its customers on its products for a one year term. Our company accrues for warranty costs based on estimates of the costs that may be incurred under its warranty obligations. The warranty expense and related accrual is included in our company’s sales, marketing and other operating expenses and other current liabilities respectively, and is recorded at the time revenue is recognized. Factors that affect our company’s warranty liability include the number of sold equipments, its estimates of anticipated rates of warranty claims, costs per claim and estimated support labor costs and the associated overhead. Our company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Our company’s warranty expense was immaterial for the three months ended March 31, 2011 and 2010.

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

Item 4.  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our business is located in Liaoning province, China and virtually all of our assets are located in China.  We generate our sales revenue only from customers located in China.  Our results of operations, financial state of affairs and future growth are, to a significant degree, subject to China’s economic, political and legal development and related uncertainties. Our operations and results could be materially affected by a number of factors, including, but not limited to:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation of our company (incorporated by reference to Exhibit 3.1 to our company's Registration Statement on Form S-1 filed on October 17, 2008)
3.2	Bylaws of our company, adopted on June 17, 2008 (incorporated by reference to Exhibit 3.2 to our company’s Registration Statement on Form S-1 filed on October 17, 2008)
3.3	Certificate of Amendment filed with the Delaware Secretary of State on March 16, 2011 (Incorporated by reference from our Current Report on Form 8-K filed on March 17, 2011)
(10)	Material Contracts
10.1
Share Exchange Agreement, dated December 31, 2010, among our company, China Currency Development Limited, ACE Strategy Holidings Limited, and Maneeja Noory (Incorporated by reference from our Current Report on Form 8-K filed on January 6, 2011)

10.2	General Release, dated December 31, 2010, by and between our company and Maneeja Noory (Incorporated by reference from our Current Report on Form 8-K filed on January 6, 2011)
10.3	Share Purchase Agreement between our company and Maneeja Noory dated December 31, 2010 (Incorporated by reference from our Current Report on Form 8-K filed on January 6, 2011)
10.4	Warrant Agreement with Red Strike One Investment Management, Inc. (Incorporated by reference from our Current Report on Form 8-K filed on January 6, 2011)
10.5	Employment Agreement, dated December 31, 2010, between our company and Mr. Rui Tan (Incorporated by reference from our Current Report on Form 8-K filed on January 6, 2011)
10.6	Employment Agreement, dated December 31, 2010, between our company and Ms. Jing Wang (Incorporated by reference from our Current Report on Form 8-K filed on January 6, 2011)
10.7	Employment Agreement, dated December 31, 2010, between our company and Mr. Xing Tian (Incorporated by reference from our Current Report on Form 8-K filed on January 6, 2011)
10.8	Lease Agreement, dated January 19, 2009 with Ning Chen (Incorporated by reference from our Current Report on Form 8-K filed on January 6, 2011)
(14)	Code of Ethics
14.1	Code of Ethics (Incorporated by reference from our Current Report on Form 8-K filed on January 6, 2011)

Exhibit No.	Description
(21)	Subsidiaries of the Registrant
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

EASTERN SECURITY & PROTECTION SERVICES, INC.
(Registrant)

Dated: May 16, 2011	/s/ Rui Tan
RUI TAN
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 16, 2011	/s/ Jing Wang
JING WANG
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)