Form 10-Q
period 2011-06-30
EASTERN SECURITY & PROTECTION SERVICES, INC.
filed 2011-08-15
CIK 1446140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2011
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	333-154422

EASTERN SECURITY & PROTECTION SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0217073
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

68 Harbin Road, Shenyang, Liaoning, People's Republic of China	110002
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
☐	YES	☐	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

☐	YES	☒	NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
7,123,322 common shares issued and outstanding as of August 12, 2011.

EASTERN SECURITY & PROTECTION SERVICES, INC.

FORM 10-Q

June 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim consolidated financial statements for the three and six month periods ended June 30, 2011 form part of this quarterly report. They are stated in United Stated Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

EASTERN SECURITY & PROTECTION SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

 (Amounts in US dollar)

	June 30,	December 31,
	2011	2010
	Unaudited	Audited
Assets
Current assets
Cash and cash equivalents	7,293	2,308,713
Accounts receivable	3,860,203	4,341,365
Inventories	282,368	313,389
Retention receivable	671,990	145,531
Other receivables	787,410	1,214,525
Prepayment and deposits	216,649	317,952
Advance to suppliers	292,074	238,337
Total current assets	6,117,987	8,879,812
Property, plant and equipment, net	1,539,894	1,531,025
Land use rights	2,175,469	2,161,725
Retention receivable, net of current portion	1,920	1,883
Prepayment and deposits, net of current portion	5,569,200	2,427,200
Deferred cost	62,526	-
Total assets	15,466,996	15,001,645

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	6,063	89,601
Dividend payable	-	2,427,200
Accrued expenses	46,241	124,463
Deferred maintenance revenue	1,818,074	3,993,240
Taxes payable	166,598	651,376
Due to related parties	1,303	1,277
Bank loans	1,547,000	758,500
Other current liabilities	127,171	9,810
Total liabilities	3,712,450	8,055,467

Stockholders’ equity
Preferred stock at $0.0001 par value: 5,000,000 shares authorized, -0- shares issued and outstanding as of June 30, 2011 and December 31, 2010	-	-
COMMON STOCK, par value at $0.0001 per share, 100,000,000 shares authorized, 7,123,322 shares issued and outstanding as of June 30, 2011 and December 31, 2010	713	713
Additional paid in capital	2,613,394	170,194
Statutory reserve	462,933	462,933
Retained earnings unappropriated	8,278,425	6,104,543
Accumulated other comprehensive income	399,081	207,795
Total stockholders’ equity	11,754,546	6,946,178
Total liabilities and stockholders’ equity	15,466,996	15,001,645

See accompanying notes to the consolidated financial statements.

EASTERN SECURITY & PROTECTION SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in US dollar)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	2,646,030	2,449,951	7,864,218	4,367,430
Cost of goods sold	(964,177)	(1,228,451)	(3,755,714)	(2,047,718)
Gross margin	1,681,853	1,221,500	4,108,504	2,319,712
Sales, marketing and other operating expenses	(339,058)	(161,332)	(490,247)	(294,292)
General and administrative expenses	(312,292)	(122,707)	(667,818)	(268,575)
Income from operations	1,030,503	937,461	2,950,439	1,756,845

Interest expense and bank charges	(24,356)	(24)	(35,733)	(43)
Interest income	27	461	812	816
Other income (expense), net	(139)	-	(164)	73,226
Income from operations before income tax	1,006,035	937,898	2,915,354	1,830,844

Income tax expense	(256,339)	(238,062)	(741,472)	(465,995)

Net income	749,696	699,836	2,173,882	1,364,849

Basic and diluted weighted average shares outstanding	7,123,322	5,998,300	7,123,322	5,998,300

Basic and diluted net income per share	0.11	0.12	0.31	0.23

 See accompanying notes to the consolidated financial statements.

EASTERN SECURITY & PROTECTION SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in US dollar)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	Unaudited	Unaudited	Unaudited	Unaudited

Net income	749,696	699,836	2,173,882	1,364,849

Other comprehensive income
Foreign currency translation adjustment	141,877	74,760	191,286	149,521
Comprehensive income	891,573	774,596	2,365,168	1,514,370

See accompanying notes to the consolidated financial statements.

EASTERN SECURITY & PROTECTION SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in US dollar)

	Six months ended June 30,
	2011	2010
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	2,173,882	1,364,849
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	26,909	25,469
Amortization of prepaid land lease	28,708	27,504
(Increase) decrease in assets
Accounts receivable	561,189	160,296
Inventories	36,836	(340,879)
Retention receivable	(518,198)	265,153
Other receivables	446,496	139,886
Prepayment and deposits	49,692	(26,736)
Advance to suppliers	(48,520)	59,335
Due from related parties	-	84,917
Deferred cost	(61,883)	(14,822)
Increase (decrease) in liabilities
Accounts payable	(84,434)	(190,793)
Accruals and other payables	35,461	(239,508)
Deferred maintenance revenue	(2,230,968)	(1,200,469)
Due to related parties	-	(109,988)
Taxes payable	(435,753)	231,374
Net cash (used in) provided by operating activities	(20,583)	235,588

CASH FLOWS FROM INVESTING ACTIVITIES
Prepayment and purchase of property, plant and equipment	(3,067,920)	(877)
Net cash used in investing activities	(3,067,920)	(877)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank loans	765,550	-
Net cash provided by financing activities	765,550	-

EFFECTS OF EXCHANGE RATE CHANGE ON CASH	21,533	2,174

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENT	(2,301,420)	236,885

CASH & CASH EQUIVALENT - BEGINNING OF PERIOD	2,308,713	356,176

CASH & CASH EQUIVALENT - END OF PERIOD	7,293	593,061

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	1,208,244	327,189
Interest paid	34,504	-

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING AND INVESTING ACTIVITIES
Dividend payable contributed as capital	2,443,200	-
Due from related party offset against dividend payable	-	606,800

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

Unaudited interim financial information:

The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2010. In the opinion of management, the unaudited interim financial statements furnished here include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. In the opinion of management, the interim financial statements include all adjustments that are necessary in order to make the financial statements not misleading. The results of the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ended December 31, 2011.

Advertising and promotion costs:

Costs incurred in direct-response advertising are capitalized and amortized on a straight-line basis over the duration of the advertising campaign. As of June 30, 2011 and December 31, 2010, there was no capitalized direct-response advertising. All other advertising costs are expensed as incurred. Advertising costs amounted to $251,751 and $109,167 for the three months ended June 30, 2011 and 2010. Advertising costs amounted to $285,273 and $291,013 for the six months ended June 30, 2011 and 2010.

Research and development costs:

Research and development costs amounted to 21,777 and $4,255 for the three months ended June 30, 2011 and 2010, and are recorded in sales, marketing and other operating expenses and general and administrative expenses. Research and development costs amounted to $47,950 and $7,975 for the six months ended June 30, 2011 and 2010, and are recorded in sales, marketing and other operating expenses and general and administrative expenses.

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

	As of June 30,
	2011	2010
RMB exchange rate	6.4640	6.8086

	Three months ended June 30,
	2011	2010
Average RMB exchange rate	6.5074	6.8335

	Six months ended June 30,
	2011	2010
Average RMB exchange rate	6.5482	6.8347

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

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the assets or liabilities; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

At June 30, 2011 and December 31, 2010, the Company has no financial assets or liabilities subject to recurring fair value measurements.

The Company's financial instruments include cash and cash equivalents, accounts receivable, other receivables, due to related parties, accounts payable, deferred maintenance revenue and bank loans. Management estimates that the carrying amounts of the financial instruments approximate their fair values due to their short-term nature.

Cash and cash equivalents:

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts receivable:

Accounts receivable are stated at cost, net of an allowance for doubtful accounts (none at June 30, 2011 and December 31, 2010). The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of accounts receivables. The Company makes judgments about the credit worthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customer begins to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

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

The Company follows the provisions of ASC 350-30-50 “Goodwill and Other Intangible Assets”. Under this guidance, finite lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment if indications of possible impairment exist. The Company determined that no impairment adjustments were necessary as of June 30, 2011 and December 31, 2010.

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

There was no impairment of long-lived assets as of June 30, 2011 and December 31, 2010.

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

Warranties:

The Company offers a warranty to its customers on its products for a one year term. The Company accrues for warranty costs based on estimates of the costs that may be incurred under its warranty obligations. The warranty expense and related accrual is included in the Company’s sales, marketing and other operating expenses and other current liabilities respectively, and is recorded at the time revenue is recognized. Factors that affect the Company’s warranty liability include the number of sold equipments, its estimates of anticipated rates of warranty claims, costs per claim and estimated support labor costs and the associated overhead. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company’s warranty expense was immaterial for the three and six months ended June 30, 2011 and 2010.

Retirement benefits:

Pursuant to the relevant laws and regulations in the PRC, the Company participates in a defined contribution retirement plan for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees’ salaries. The required contributions under the retirement plans are charged to the consolidated statements of operations on an accrual basis. The Company’s contributions totaled $4,964 and $982 for the three months ended June 30, 2011 and 2010, respectively. The Company’s contributions totaled $8,865 and $1,917 for the six months ended June 30, 2011 and 2010, respectively.

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

Basic and diluted net income per share:

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is similarly computed, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or existed. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the three and six months ended June 30, 2011 and 2010, the Company has outstanding warrants with an anti-dilutive feature; therefore, the basic and diluted EPS are the same.

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

Recently issued accounting pronouncements not yet adopted:

As of June 30, 2011, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

2. Going concern:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2011, the Company had cash and cash equivalents of $7,293 and negative cash flow from operations during the six months ended June 30, 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There was negative cash flow from operations of $20,583 for the six months ended June 30, 2011. In order to fund operations in the next year, the Company will need to increase its revenue and operating cash flows. Achieving positive cash flows from operations depends on the Company’s ability to generate and sustain significant increases in revenues from its traditional business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve positive cash flow in the future.

3. Inventories:

Inventories consist of:

	June 30,	December 31,
	2011	2010
	Unaudited	Audited
Raw materials	-	5,101
Finished goods	38,348	213,336
Work in progress	155,311	-
Project cost-deferred	88,709	94,952
	282,368	313,389

The project cost-deferred represents inventories sent to the customer site but not installed as of June 30, 2011 and December 31, 2010.

4. Other receivables:

Other receivables consist of the following:

	June 30,	December 31,
	2011	2010
	Unaudited	Audited
Due from Chengjiantongxin Intelligence Co.,Ltd	773,500	-
Due from employees	5,743	267
Due from former shareholders	108	531
Others	8,059	1,213,727
	787,410	1,214,525

Amount due from Chengjiantongxin Intelligence Co., Ltd. is unsecured, interest free and was settled on July 13, 2011.

During the year ended December 31, 2010, the Company advanced $1,213,600 to three potential customers in order to develop a working relationship. $458,100 was settled in March 2011 and $305,400 was settled in April 2011, the remaining of $450,100 was settled in May 2011.

5. Retention receivable:

At June 30, 2011, the Company had retention receivable for product quality assurance of $673,909, of which $1,920 was non-current. At December 31, 2010, the Company had retention receivable for product quality assurance of $147,414, of which $1,883 was non-current. The retention rate varies from 5% to 10% of the contract price, with variable terms from six months to one year.

6. Prepayment and deposits:

Prepayments and deposits consist of the following:

	June 30,	December 31,
	2011	2010
	Unaudited	Audited
Consultancy fees	155,667	238,337
Business taxes	-	79,615
Land use rights and buildings (Note 17)	5,569,200	2,427,200
Deposits and Other	60,982	-
	5,785,849	2,745,152
Less: non-current portion	5,569,200	2,427,200
Current portion	216,649	317,952

7. Property, plant and equipment:

	June 30,	December 31,
	2011	2010
	Unaudited	Audited
At cost:
Buildings	1,577,940	1,547,341
Leasehold improvement	-	2,808
Office equipment	44,708	38,400
Motor vehicles	73,792	72,361
Furniture and fixtures	3,516	3,221
Total	1,699,956	1,664,131

Less: accumulated depreciation	(160,062)	(133,106)
Net book value	1,539,894	1,531,025

During the three months ended June 30, 2011 and 2010, depreciation expense was $13,464 and $12,705, respectively.

During the six months ended June 30, 2011 and 2010, depreciation expense was $26,909 and $25,469, respectively.

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

The Company submitted the documents of title transfer to local authority in October 2010. The local authority is still in the process of reviewing documents. The Company expects to have the title transfer completed during the third quarter of 2011.

The Company entered into a mortgage on one building with net book value of $739,163 for bank loans of $773,500 (Note 12).

8. Land use rights:

Land use rights as of June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
	2011	2010
	Unaudited	Audited
Cost-land use rights	2,320,500	2,275,500
Less: accumulated amortization	(145,031)	(113,775)
Land use rights, net	2,175,469	2,161,725

The amortization expense for the three months ended June 30, 2011 and 2010 were $14,441 and $13,756, respectively.

The amortization expense for the six months ended June 30, 2011 and 2010 were $28,708 and $27,504, respectively.

Estimated amortization expense of land use rights for the next five years and thereafter is as follows:

Amount
2011	29,006
2012	58,012
2013	58,012
2014	58,012
2015	58,012
Thereafter	1,914,415
Total	2,175,469

In January 2009, the Company entered into an agreement with Shenyang Jicheng Livestock Center which is substantially owned by Mr. Tieyu Wang, a stockholder of the Company, to lease land from it for a period of 40 years for a consideration of $2,200,500. The land was put into use upon the signing of the agreement.

The Company paid the last installment in June 2010 and submitted the documents of title transfer to local authority in October 2010. The local authority is still in the process of reviewing documents, the Company expects to have the title transfer completed during the third quarter of 2011.

9. Related party transactions:

Amount due to related parties consists of the following:

	June 30,	December 31,
	2011	2010
	Unaudited	Audited
Rui Tan	1,303	1,277

Rui Tan is the Chairman of the Company. Balance due to this related party is unsecured, non-interest bearing and due on demand.

10. Advance to suppliers:

The Company has made payments to unrelated suppliers in advance of receiving merchandize. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $292,074 and $238,337 as of June 30, 2011 and December 31, 2010, respectively.

11. Deferred maintenance revenue:

The amounts of deferred maintenance revenue totaled $1,818,074 and $3,993,240 as of June 30, 2011 and December 31, 2010, respectively. The maintenance revenue is recognized on a straight line basis over the one year term.

12. Bank loans:

The following is a summary of the Company’s bank loans as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	Unaudited	Audited

Bank loans, interest rate 5.84% per year, due in September 2011	773,500	758,500
Bank loans, interest rate 6.969% per year, due on March 15, 2012	773,500	-
Total	1,547,000	758,500

On March 24, 2011, the Company obtained a $773,500 bank loan from China Construction Bank, to be repaid by March 15, 2012. The loan is secured by one of the Company’s buildings (Note 7), and bears a fixed annual rate of 6.969%. The loan interest is to be paid monthly.

13. Statutory reserve:

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

For the six months ended June 30, 2011, SYHX did not make a transfer to the statutory reserve, as the statutory reserve as of December 31, 2010 for SYHX had reached 50% of its registered capital. LNHX has not transferred any statutory reserve for the six months ended June 30, 2011 as no income was earned.

14. Dividend payable:

In conjunction with the 2009 merger of LNHX, the consideration for the acquisition of RMB 20,000,000 ($3,034,000) was recorded as dividend distribution to the original shareholders of LNHX. As of December 31, 2010 and 2009, Mr. Rui Tan, who was an original shareholder of LNHX, owed capital contribution of RMB 4,000,000 ($606,800 and $586,800) to LNHX. Mr. Tan agreed to offset the amount due from him against dividend payable due to him. Thus, at December 31, 2010 and 2009, dividend payable was RMB 16,000,000 ($2,427,200 and $2,347,200). The dividend payable of RMB 16,000,000 ($2,443,200) was contributed as capital as of March 29, 2011.

15. Income taxes:

Corporation Income Tax (“CIT”):

Eastern Security & Protection Services, Inc. is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three and six months ended June 30, 2011 and 2010.

China Currency Development Limited was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no taxable income subject to the Hong Kong profits tax for the three and six months ended June 30, 2011 and 2010.

The applicable statutory tax rates for the three and six months ended June 30, 2011 and 2010 are 16.5%.

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

The reconciliation of income taxes computed at the PRC federal and local statutory tax rate applicable to the PRC, to income tax expense are as follows:

	Three months ended June 30,
	2011	2010
	Unaudited	Unaudited
Consolidated income before income tax	1,006,035	937,461
PRC state and local statutory tax rate	25%	25%
Computed expected expense	251,509	234,365
Non-deductible items and other	4,830	3,697
Income tax expense	256,339	238,062

	Six months ended June 30,
	2011	2010
	Unaudited	Unaudited
Consolidated income before income tax	2,915,354	1,830,844
PRC state and local statutory tax rate	25%	25%
Computed expected expense	728,839	457,711
Non-deductible items and other	12,633	8,284
Income tax expense	741,472	465,995

As of January 1, 2011, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2011 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the six months ended June 30, 2011, and there was no accrual for uncertain tax position as of June 30, 2011. Tax years from 2007 through 2010 remain subject to examination by major tax jurisdictions.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest and penalties associated with uncertain tax positions as of June 30, 2011 and December 31, 2010.

Value Added Tax (“VAT”):

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for domestic sales is 17%, which is levied on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority. A credit is available whereby VAT paid on the purchases can be used to offset the VAT due on the sales. Net VAT payable was $1,997 and $36,759 at June 30, 2011 and December 31, 2010, respectively, and was included in taxes payable.

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

16. Stockholders’ equity:

Stock Split:

The consolidated balance sheets, statements of changes in stockholders’ equity, and related notes to consolidated financial statements have been adjusted to reflect a 5.113634 for 1 stock split that was effective March 21, 2011.

Warrants:

There was no stock warrant activities during the six months ended June 30, 2011:

	Warrant shares	Exercise Price Range	Weighted average exercise price
Outstanding as of December 31, 2010	350,003	1.00	1.00
Outstanding as of June 30, 2011	350,003	1.00	1.00
Exercisable as of June 30, 2011	350,003	1.00	1.00

Weighted average remaining life of warrants approximates 2.5 years as of June 30, 2011.

17. Commitment:

Purchase of buildings and land use rights:

On November 14, 2010, SYHX entered into a purchase agreement with Liaoning Dongchuan, a property development company, to purchase three buildings with a total construction area of approximately 6,971 square meters situated in Shenyang, Liaoning Province, for a total consideration of $8,858,509 (equivalent to RMB 57,262,500). Included in the consideration is land use rights which will expire on January 20, 2056. SYHX intends to use these buildings as headquarter office and for future business expansion.

As of December 31, 2010, SYHX paid $2,475,200 (RMB 16,000,000) to Liaoning Dongchuan in connection with this agreement. SYHX is entitled to use these buildings upon the next payment of $1,547,000 (RMB 10,000,000) which is due by June 30, 2011. Liaoning Dongchuan will process the transfer of building ownership of building No.1 with an approximate construction area of 3,262 square meters after the next payment of $3,094,000 (RMB 20,000,000) which is due by December 31, 2011. Liaoning Dongchuan is responsible to help SYHX apply for the building ownership certificate for building No. 2, and building ownership and land use right certificates for building No.3. The remaining balance of $1,742,309 (RMB 11,262,500) is due by June 30, 2012.

During the six months ended June 30, 2011, SYHX paid another $3,094,000 (RMB 20,000,000). As of June 30, 2011, a total of $5,569,200 (Note 6) was paid. The remaining balance to be paid is $3,289,309 (RMB 21,262,500).

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

Lease:

LNHX leased its office under a long term, non cancelable operating lease expiring January 19, 2014. Rental expense amounted to $8,199 and $7,811 for the three months ended June 30, 2011 and 2010. Rental expense amounted to $16,300 and $15,617 for the six months ended June 30, 2011 and 2010.

The minimum lease payments are as follows:

Amount
2011	27,786
2012	55,120
2013	55,120
2014	2,869
Total	140,895

18. Business segments:

The Company has two reportable segments: maintenance services and supply and installation projects.

	Maintenance service	Supply and installation projects	Segment total	Corporate	Total
Three months ended June 30, 2011
Revenues	1,493,301	1,152,729	2,646,030	-	2,646,030
Income from operations	712,162	307,022	1,019,184	11,319	1,030,503
Income tax expense	144,666	111,673	256,339	-	256,339
Total assets	8,728,806	6,738,062	15,466,868	128	15,466,996
Depreciation and amortization	15,748	12,157	27,905	-	27,905
Capital expenditures	1,045,316	806,915	1,852,231	-	1,852,231

Three months ended June 30, 2010
Revenues	713,319	1,736,632	2,449,951	-	2,449,951
Income from operations	451,232	486,229	937,461	-	937,461
Income tax expense	69,313	168,749	238,062	-	238,062
Total assets	2,300,708	5,601,258	7,901,966	128	7,902,094
Depreciation and amortization	7,704	18,757	26,461	-	26,461
Capital expenditures	187	456	643	-	643

	Three months ended June 30,
Reconciliations	2011	2010
	Unaudited	Unaudited

Total segment operating income	1,019,184	937,461
Corporate overhead expenses	11,319	-
Other income (expense), net	(24,468)	437
Income tax expense	(256,339)	(238,062)
Total consolidated net income	749,696	699,836

	Maintenance service	Supply and installation projects	Segment total	Corporate	Total
Six months ended June 30, 2011
Revenues	2,923,335	4,940,883	7,864,218	-	7,864,218
Income from operations	1,691,340	1,238,099	2,935,439	15,000	2,950,439
Income tax expense	275,625	465,847	741,472	-	741,472
Total assets	5,749,438	9,717,430	15,466,868	128	15,466,996
Depreciation and amortization	20,674	34,943	55,617	-	55,617
Capital expenditures	1,140,426	1,927,494	3,067,920	-	3,067,920

Six months ended June 30, 2010
Revenues	1,523,045	2,844,385	4,367,430	-	4,367,430
Income from operations	967,597	789,705	1,757,302	(457)	1,756,845
Income tax expense	162,505	303,490	465,995	-	465,995
Total assets	2,755,636	5,146,330	7,901,966	128	7,902,094
Depreciation and amortization	18,473	34,500	52,973	-	52,973
Capital expenditures	306	571	877	-	877

	Six months ended June 30,
Reconciliations	2011	2010
	Unaudited	Unaudited

Total segment operating income	2,935,439	1,757,302
Corporate overhead expenses	15,000	(457)
Other income (expense), net	(35,085)	73,999
Income tax expense	(741,472)	(465,995)
Total consolidated net income	2,173,882	1,364,849

The Company generates all its revenue from PRC.

19. Major customers and suppliers:

Major customers:

During the three months ended June 30, 2011, one customer constituted approximately 12% of total revenue. At June 30, 2011, amounts due from this customer were $1,899,842. During the three months ended June 30, 2010, one customer constituted approximately 51% of total revenue. At June 30, 2010, amounts due from this customer were $605,732. This concentration makes the Company vulnerable to a near term adverse impact should the relationship be terminated.

During the six months ended June 30, 2011, one customer constituted approximately 29% of total revenue. At June 30, 2011, amounts due from this customer were $3,475,220. During the six months ended June 30, 2010, one customer constituted approximately 42% of total revenue. At June 30, 2010, amounts due from this customer were $605,732. This concentration makes the Company vulnerable to a near term adverse impact should the relationship be terminated.

Major suppliers:

During the three months ended June 30, 2011, the Company purchased 97% of our raw materials and finished goods from two suppliers. As of June 30, 2011, the accounts payable due to these suppliers was nil. During the three months ended June 30, 2010, we purchased 99% of our raw materials and finished goods from three suppliers. As of June 30, 2010, the accounts payable due to these suppliers was approximately $197,590. This concentration makes the Company vulnerable to a near term adverse impact should the relationship be terminated.

During the six months ended June 30, 2011, the Company purchased 97% of our raw materials and finished goods from four suppliers. As of June 30, 2011, the accounts payable due to these suppliers was nil. During the six months ended June 30, 2010, we purchased 99 % of our raw materials and finished goods from three suppliers. As of June 30, 2010, the accounts payable due to these suppliers was approximately $197,590. This concentration makes the Company vulnerable to a near term adverse impact should the relationship be terminated.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements:

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

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

Corporate Overview:

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

As a consequence of the reverse acquisition we adopted the business of China Currency and its subsidiaries, Shenyang Huaxun Jiuding Venture Technology Co., Ltd. and Liaoning Huaxun Security Service Operation Co., Ltd.

On March 21, 2011, we changed our name from “Velvet Rope Special Events Inc.” to “Eastern Security & Protection Services, Inc.” by way of a merger with our wholly-owned subsidiary Eastern Security & Protection Services, Inc., which was formed solely for the change of name. Also on March 21, 2011, we effected a forward split of our issued and outstanding common stock on a 5.11364 for 1 basis.  As a result, our issued and outstanding shares of common stock increased from 1,393,000 to 7,123,322, all with a par value of $0.0001.  Our authorized capital and preferred stock remain unchanged.

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

Presently, we have a small market share in Liaoning province. Our management anticipates being able to grow our presence with our competitive advantages in quality, our strong management team and capacity expansion. Our revenues for the three and six month periods ended June 30, 2011 were $2,646,030 and $7,864,218 respectively.

Business Overview:

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

Presently, we have a small market share in Liaoning province. Our management anticipates being able to grow our presence with our competitive advantages in quality, our strong management team and capacity expansion. Our revenue for the six months ended June 30, 2011 achieved $7,864,218.

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

Liquidity and capital resources and results of operations for the six months ended June 30, 2011 and 2010:

Liquidity and capital resources:

As of June 30, 2011, we had cash and cash equivalents of $7,293. We plan to continuously expand our business and raise money through public financing.

Net cash used in operating activities for the six months ended June 30, 2011 was $20,583. This was primarily due to the net income of $2,173,882, adjusted by non-cash related expenses including depreciation and amortization of $55,617, and a net decrease in working capital items of $2,250,082.

Net cash provided by operating activities for the six months ended June 30, 2010 was $235,588, This was primarily due to the net income of $1,364,849, adjusted by non-cash related expenses including depreciation and amortization of $52,973, offset by a net decrease in working capital items of $1,182,234.

Net cash used in investing activities for the six months ended June 30, 2011 was $3,067,920 for purchase of property, plant and equipment. Net cash used in investing activities for the six months ended June 30, 2010 was $877, which was a capital expenditure on property, plant and equipment.

Net cash provided by financing activities for the six months ended June 30, 2011 was $765,550 from new borrowing of bank loans. Net cash provided by financing activities for the six months ended June 30, 2010 was nil.

Comparison of results for six months ended June 30, 2011 and 2010:

Revenues:

	Six months ended June 30,				% of
	2011	% of revenues	2010	% of revenues	change
Maintenance service	2,923,335	37.17%	1,523,045	34.87%	91.94%
Supply and installation projects	4,940,883	62.83%	2,844,385	65.13%	73.71%
	7,864,218	100.00%	4,367,430	100.00%	80.07%

The majority of our company’s revenues come from two segments: supply and installation projects and maintenance service. During the six months ended June 30, 2011, project income increased by 74% as our company’s business has expanded since the second half of fiscal year 2010, and together with the good performance in maintenance service, our total revenues increased by $3,496,788 or 80% from $4,367,430 for the six months ended June 30, 2010 to $7,864,218 for the six months ended June 30, 2011.

Cost of goods sold:

	Six months ended June 30,				% of
	2011	% of revenues	2010	% of revenues	change
Cost of goods sold	3,755,714	47.76%	2,047,718	46.89%	83.41%

Cost of goods sold increased by 83%, or $1,707,996, from $2,047,718 for the six months ended June 30, 2010 to $3,755,714 for the six months ended June 30, 2011. This increase was primarily attributable to the increase of our revenues and increase in raw material expense and labor cost.

Gross margin:

	Six months ended June 30,				% of
	2011	% of revenues	2010	% of revenues	change
Maintenance service	2,133,399	27.13%	1,163,726	26.65%	83.32%
Supply and installation projects	1,975,105	25.12%	1,155,986	26.47%	70.86%
	4,108,504	52.24%	2,319,712	53.11%	77.11%

During the six months ended June 30, 2011, we achieved gross margin of $4,108,504, increased by 77%, or $1,788,792 compared to $2,319,712 for the six months ended June 30, 2010, which was consistent with changes in revenues and cost of goods sold.

Sales, marketing and other operating expenses:

	Six months ended June 30,				% of
	2011	% of revenues	2010	% of revenues	change
Sales, marketing and other operating expenses	490,247	6.23%	294,292	6.74%	66.59%

Sales, marketing and other operating expenses increased by 66%, or $195,955 to $490,247 for the six months ended June 30, 2011 from $294,292 for the six months ended June 30, 2010. The increase was primarily attributable to increase in advertising fee of $85,776, employee salary of $26,196 and employee welfare of $49,022.

General and administrative expenses:

	Six months ended June 30,				% of
	2011	% of revenues	2010	% of revenues	change
General and administrative expenses	667,818	8.49%	268,575	6.15%	148.65%

General and administrative expenses increased by 149%, or $399,243 to $667,818 for the six months ended June 30, 2011 from $268,575 for the six months ended June 30, 2010. The increase was mainly due to employee welfare of $64,094, rental expense of $32,919, increase in professional service fee of $160,383, and increase in employee salary of $52,008.

Net income:

As a result of the above, during the six months ended June 30, 2011, net income was $2,173,882 compared to a net income of $1,364,849 for the six months ended June 30, 2010.

Comparison of results for three months ended June 30, 2011 and 2010:

Revenues:

	Three months ended June 30,				% of
	2011	% of revenues	2010	% of revenues	change
Maintenance service	1,493,301	56.44%	713,319	29.12%	109.35%
Supply and installation projects	1,152,729	43.56%	1,736,632	70.88%	(33.62)%
	2,646,030	100.00%	2,449,951	100.00%	8.00%

The majority of our company’s revenues come from two segments: supply and installation projects and maintenance service. Our total revenues increased by $196,079 or 8% from $2,449,951 for the three months ended June 30, 2010 to $2,646,030 for the three months ended June 30, 2011.

Cost of goods sold:

	Three months ended June 30,				% of
	2011	% of revenues	2010	% of revenues	change
Cost of goods sold	964,177	36.44%	1,228,451	50.14%	(21.51)%

Cost of goods sold decreased by 21%, or $264,274, from $1,228,451 for the three months ended June 30, 2010 to $964,177 for the three months ended June 30, 2011. This decrease was primarily attributable to the decrease of our revenue in supply and installation projects.

Gross margin:

	Three months ended June 30,				% of
	2011	% of revenues	2010	% of revenues	change
Maintenance service	1,086,142	41.05%	533,931	21.79%	103.42%
Supply and installation projects	595,711	22.51%	687,569	28.06%	(13.36)%
	1,681,853	63.56%	1,221,500	49.86%	37.69%

During the three months ended June 30, 2011, we achieved gross margin of $1,681,853, increased by 38%, or $460,353 compared to $1,221,500 for the three months ended June 30, 2010, which was contributed by $779,982 increase in maintenance service revenue.

Sales, marketing and other operating expenses:

	Three months ended June 30,				% of
	2011	% of revenues	2010	% of revenues	change
Sales, marketing and other operating expenses	339,058	12.81%	161,332	6.59%	110.16%

Sales, marketing and other operating expenses increased by 110%, or $177,726 to $339,058 for the three months ended June 30, 2011 from $161,332 for the three months ended June 30, 2010. The increase was primarily attributable to increase in advertising fee of $142,584.

General and administrative expenses:

	Three months ended June 30,				% of
	2011	% of revenues	2010	% of revenues	change
General and administrative expenses	312,292	11.80%	122,707	5.01%	154.50%

General and administrative expenses increased by 154%, or $189,585 to $312,292 for the three months ended June 30, 2011 from $122,707 for the three months ended June 30, 2010. The increase was mainly due to rental expense of $19,253, increase in professional service fee of $84,461, and increase in employee salary of $31,402.

Net income:

As a result of the above, during the three months ended June 30, 2011, net income was $749,696 compared to a net income of $699,836 for the three months ended June 30, 2010.

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

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the assets or liabilities; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

At June 30, 2011 and December 31, 2010, our company had no financial assets or liabilities subject to recurring fair value measurements.

Our company's financial instruments include cash and cash equivalents, accounts receivable, other receivables, due to related parties, accounts payable, deferred maintenance revenue and bank loans. Management estimates that the carrying amounts of the financial instruments approximate their fair values due to their short-term nature.

Accounts receivable:

Accounts receivable are stated at cost, net of an allowance for doubtful accounts (none at June 30, 2011 and December 31, 2010). Our company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of accounts receivables. Our company makes judgments about the credit worthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customer begins to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

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

Our company follows the provisions of ASC 350-30-50 “Goodwill and Other Intangible Assets”. Under this guidance, finite lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment if indications of possible impairment exist. Our company determined that no impairment adjustments were necessary as of June 30, 2011 and December 31, 2010.

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

There was no impairment of long-lived assets as of June 30, 2011 and December 31, 2010.

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

Warranties:

Our company offers a warranty to its customers on its products for a one year term. Our company accrues for warranty costs based on estimates of the costs that may be incurred under its warranty obligations. The warranty expense and related accrual is included in our company’s sales, marketing and other operating expenses and other current liabilities respectively, and is recorded at the time revenue is recognized. Factors that affect our company’s warranty liability include the number of sold equipments, its estimates of anticipated rates of warranty claims, costs per claim and estimated support labor costs and the associated overhead. Our company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Our company’s warranty expense was immaterial for the three and six months ended June 30, 2011 and 2010.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our current business operations rely heavily upon Mr. Rui Tan, our president and chief executive officer, and adding other key employees essential to growing our business.

We have been heavily dependent upon the expertise and management of Mr. Rui Tan, our president and chief executive officer, and his continued services. The loss of Mr. Tan’s services could seriously interrupt our business operations. Although we have entered into an employment contract with Mr. Tan, pursuant to which Mr. Tan agrees to serve as our full time chief executive officer, and Mr. Tan has not indicated any intention of leaving us, the loss of his service for any reason could have a very negative impact on our ability to fulfill our business plan.  In addition, we face competition for attracting skilled personnel. If we fail to attract and retain qualified personnel to meet current and future needs, this could slow our ability to grow our business, which could result in a decrease in market share.

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

Historically, our principal sources of funds have been cash flows from operations and borrowings from banks and other institutions. Our operating and financial performance may generate less cash and could result in our failing to comply with our credit agreement covenants. We were in material compliance with these covenants in fiscal year 2010 and expect to be in compliance with these covenants during fiscal year 2011. However, our ability to remain in compliance in the future will depend on our future financial performance and may be affected by events beyond our control. There can be no assurance that we will generate sufficient earnings and cash flow to remain in compliance with the credit agreement, or that we will be able to obtain future amendments to the credit agreement to avoid a default. In the event of a default, there can be no assurance that we could negotiate a new credit agreement or that we could obtain a new credit agreement with satisfactory terms and conditions within a reasonable time period.

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

Our acquisition strategy also depends on our ability to obtain necessary government approvals, as described under “Risks Related to Doing Business in China”. We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.

Due to our rapid growth in recent years, our past results may not be indicative of our future performance so evaluating our business and prospects may be difficult.

Our business has grown and evolved rapidly in recent years as demonstrated by our growth in sales revenue from approximately $6,273,361 in 2009 to $ in 2011. We may not be able to achieve similar growth in future periods, and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Therefore, you should not rely on our past results or our historical rate of growth as an indication of our future performance.

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

EASTERN SECURITY & PROTECTION SERVICES, INC.
(Registrant)

Dated: August 15, 2011	/s/ Rui Tan
RUI TAN
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 15, 2011	/s/ Jing Wang
JING WANG
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)